Form 10-Q
period 2012-11-30
FIRST INDEPENDENCE CORP.
filed 2013-01-09
CIK 1543098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,000,000 shares of common stock are issued and outstanding as of November 30, 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

First Independence Corp.

(A Development Stage Corporation)

Balance Sheets

	As of
	November 30, 2012	February 29, 2012
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,352	$8,900
Total current assets	1,352	8,900

TOTAL ASSETS	$1,352	$8,900

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$600	$2,000
Total liabilities	600	2,000

STOCKHOLDER’S EQUITY
Capital Stock (Note 5)
Authorized:
250,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
9,000,000 common shares.	900	900
Additional paid-in capital	8,100	8,100
Deficit accumulated during the development stage	(8,248)	(2,100)
Total Stockholder’s Equity	752	6,900

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,352	$8,900

See accompanying notes to the financial statements.

First Independence Corp.

(A Development Stage Corporation)

Statements of Operations

(unaudited)

			For the Period
			from (Inception)
	Three Months	Nine Months	February 10, 2012
	Ended	Ended	to
	November 30, 2012	November 30, 2012	November 30, 2012

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	2,000	2,000	2,100
Professional Fees	1,700	4,148	6,148

Loss Before Income Taxes	$(3,700)	$(6,148)	$(8,248)

Provision for Income Taxes	—	—	—

Net Loss	$(3,700)	$(6,148)	$(8,248)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average Common shares outstanding	9,000,000	9,000,000

See accompanying notes to the financial statements.

First Independence Corp.

(A Development Stage Corporation)

Statement of Stockholder’s Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - February 10, 2012	—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on February 10, 2012	9,000,000	900	8,100	—	9,000

Net Loss	—	—	—	(2,100)	(2,100)
				—
Balance - February 29, 2012 (audited)	9,000,000	900	8,100	(2,100)	6,900

Net Loss (unaudited)	—	—	—	(6,148)	(6,148)

Balance - November 30, 2012 (unaudited)	9,000,000	900	8,100	(8,248)	752

See accompanying notes to the financial statements.

First Independence Corp.

(A Development Stage Corporation)

Statements of Cash Flows

(unaudited)

		For the Period
		from Inception
	Nine Months	February 10, 2012
	Ended	to
	November 30, 2012	November 30, 2012

OPERATING ACTIVITIES

Net Loss	$(6,148)	$(8,248)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(1,400)	600
Net cash used in operating activities	(7,548)	(7,648)

FINANCING ACTIVITIES

Capital Stock issued for cash	—	900
Paid in Capital	—	8,100
Net cash provided by financing activities	—	9,000

INCREASE IN CASH AND CASH EQUIVALENTS	(7,548)	1,352

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,900	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,352	$1,352

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

See accompanying notes to the financial statements.

FIRST INDEPENDENCE CORP.

(A Development Stage Corporation)

Notes to Financial Statements

(unaudited)

For the Period from February 10, 2012 (Date of Inception) through November 30, 2012

NOTE 1. BACKGROUND INFORMATION

First Independence Corp. (the “Company”), a Florida corporation, was formed to private label pourable food products for start-ups, local and national supermarket chains and specialty stores. . The Company was incorporated on February 10, 2012 (Date of Inception) with its corporate headquarters located in Osprey, Florida and its year-end is February 28, 2013.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended November 30, 2012, the Company had no operations. As of November 30, 2012, the Company has not emerged from the development stage.  In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products are expensed as incurred. There has been no research and development cost incurred for the period February 10, 2012 (date of inception) through November 30, 2012.

COMMON STOCK - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

FIRST INDEPENDENCE CORP.

(A Development Stage Corporation)

Notes to Financial Statements

(unaudited)

For the Period from February 10, 2012 (Date of Inception) through November 30, 2012

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at November 30, 2012.  As of November 30, 2012, the Company had no dilutive potential common shares.

REVENUE AND COST RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING COSTS - The Company’s policy regarding advertising is to expense advertising when incurred. There has been no advertising cost incurred for the three months ended November 30, 2012 or for the period February 10, 2012 (date of inception) through November 30, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

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

February 10, 2012
(Date of Inception)
through
November 30, 2012
Tax benefit at U.S. statutory rate	$—
State income tax benefit, net of federal benefit.	—
$—

The Company did not have any temporary differences for the period from February 10, 2012 (Date of Inception) through November 30, 2012.

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

FIRST INDEPENDENCE CORP.

(A Development Stage Corporation)

Notes to Financial Statements

(unaudited)

For the Period from February 10, 2012 (Date of Inception) through November 30, 2012

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

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events and is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this registration with the Securities and Exchange Commission (“SEC”) which would have a material effect upon the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

First Independence Corp. (the “Company”), a Florida corporation was formed to private label pourable food products for start-ups, local and national supermarket chains and specialty stores. The Company was incorporated on February 10, 2012 (Date of Inception) with its corporate headquarters located in Osprey, Florida and its year-end is February 29, 2012.  We have no operations and in accordance with SFAS #7 is considered to be in the development stage.

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

The Company did not generate any revenue during the three or nine months ended November 30, 2012.

Total expenses the three (3) months and nine (9) months ending November 30, 2012 were $3,700 and $6,148 resulting in an operating loss for the three (3) months and nine (9) months ending November 30, 2012 of $3,700 and $6,148. The basic net loss per share amounted to $0.00 for the three (3) and nine (9) months ending November 30, 2012.

Operating expenses consisted primarily of General and Administrative expenses, filing, and professional fees for the three (3) and (9) months ending November 30, 2012.

Liquidity and Capital Resources

At November 30, 2012 we had working capital of $752 consisting of cash on hand of $1,352 as compared to working capital of $6,900 at February 29, 2012 and cash of $8,900.

Net cash used in operating activities for the nine months ended November 30, 2012 was $7,548 as compared to $7,648 for the period from inception on February 10, 2012 through November 30, 2012.

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

As of November 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by February 28, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2013.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

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

First Independence Corp.

Date: January 8, 2013	BY: /s/ Bruno Pasquali
Bruno Pasquali
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director