Form 10-K
period 2013-02-28
FIRST INDEPENDENCE CORP.
filed 2013-05-02
CIK 1543098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:     333-180653

First Independence Corp.
(Exact name of registrant as specified in its charter)

Florida	45-4523372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1411 Besor Place NW, Concord NC	28027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     704-787-2100

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☒ Yes      ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $0 as of March 31, 2013.

As of February 28, 2013, there were 12,000,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

PART I

Item 1.	Business.

Corporate Background

General

Our business and registered office is located at 1411 Besor Place NW, Concord, NC 28027. Our contact number is 704-787-2100.

On February 10, 2012 a total of 9,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On February 7, 2013, the Company sold 3,000,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 117, 2012 (file no.333-180653), as amended by Registration Statement on Form S-1/A on June 14, 2012, July 31, 2012, February 16, 2012, and declared effective on August 7, 2012.

As of February 28, 2013, First Independence Corp. had raised $34,500 through the sale of its common stock. There is $28,773 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Business Overview

On February 10, 2012, Mr. Bruno Pasquali, our President and sole director, incorporated the Company in the State of Florida and established a fiscal year end of February 28.  On February 6, 2013, due to health conditions, Bruno Pasquali, resigned from all officer and director positions held with the Company. There were no disagreements, as defined in 17 CFR 240.3b-7, between the Company and Mr. Pasquali at the time of his resignations.

Before resigning, Mr. Pasquali, as sole director, appointed Mr. Nigel G. Lindsay to replace him as Sole Officer and Director. Mr. Lindsay will serve as a Sole Officer and Director until his successor(s) has been elected at the next annual meeting of the Company’s shareholders or until his earlier resignation, removal, or death. Mr. Lindsay has not been appointed to any committees of the Board as the Board does not have any committees.

First Independence Corp. (the “Company”), a Florida corporation, was formed to private label pourable food products for start-ups, local and national supermarket chains and specialty stores. We are a development-stage company, incorporated in the State of Florida on February 10, 2012, as a for-profit company, and electing a fiscal year end of February 28/29.

We have not established any business operations and have not generated any revenues. As of February 28, 2013, we had nominal cash assets of $28,773 and had incurred losses of $18,500. Since our incorporation, the development of our business has been limited to organizational matters, the preparation of our business plan and the preparation of the financial statements and other information presented in this Annual Report. Our ability to implement our business plan is entirely dependent on our ability to secure sufficient financing; however, there is no guarantee that we will be successful in this regard.

Description of our Products and Services

We intend to work with startups and companies to provide services to assist with FDA setup, product testing, formulations, nutritionals, UPC (Barcodes). We intend to specialize in pourable food products (hot and cold) such as:

   o  BBQ Sauces
   o  Hot Sauces
   o  Steak Sauces
   o  Garlic Sauces
   o  Seafood Sauces
   o  Cocktail Sauces
   o  Ketchup
   o  Pepper Sauce
   o  Worcestershire Sauce

   o  Pasta Sauce
   o  Soy Sauce
   o  Marinades
   o  Salad Dressing
   o  Chicken Wing Sauces
   o  Flavor Syrups
   o  Jerk Sauce

The Company has not yet implemented its business model and to date has generated no revenues. First Independence Corp. has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

We have not generated any revenue to date and our activities have been limited to developing our business plan. We will not have the necessary capital to develop our business plan until we are able to secure financing. There can be no assurance that such financing will be available on suitable terms. See “Management’s Discussion and Analysis Plan of Operations” and “Liquidity and Capital Resources”.

Employees and Employment Agreements

We currently have one employee, our executive officer, Mr. Nigel Lindsay who is responsible for the primary operation of our business. There are no formal employment agreements between the Company and our current employee. The loss of Mr. Nigel Lindsay’s services would have a material adverse and catastrophic impact on our business operations, which should be considered a high risk of investment.

In the event our Company does not have adequate proceeds, our sole Officer and Director, Mr. Nigel Lindsay, has verbally agreed to fund the Company for an indefinite period of time. The funding of the Company by Mr. Nigel Lindsay will create a further liability to the Company to be reflected on the Company’s financial statements. Mr. Nigel Lindsay’s commitment to personally fund the Company is not contractual and could cease at any moment in her sole and absolute discretion.

The Company does not currently owe Mr. Nigel Lindsay any money as of the date of this registration statement, as Mr. Nigel Lindsay’s monetary funding to the Company as of the date hereof has not been categorized as loans made to the Company, but as contributions for which he has received founders stock. Future contributions by Mr. Nigel Lindsay to the Company, pursuant to the verbal and non-binding agreement, will be reflected on the financial statements of the Company as liabilities.

Facilities

The company does not own or lease property or lease office space. The office space used by the company was arranged by the founder of the company to use at no charge. Our principal offices are located 1411 Besor Place NW, Concord, NC 28027.

Item 1A.	Risk Factors.

Risks Related to our Business

We do not have the necessary capital to develop or execute our business plan until we are able to secure additional financing. There can be no assurance that such financing will be available on suitable terms.

We need to raise $500,000 (in addition to the $34,800 we recently raised) to implement our business plan

INABILITY TO OBTAIN AN EXPERIENCED CONSULTING TEAM TO ADVISE IN THE PRIVE LABEL POURABLE FOOD PRODUCTS INDUSTRY COULD COMPROMISE OUR BUSINESS AND MAY CAUSE OUR BUSINESS TO FAIL.

Our business plan relies in part on our ability to obtain a consulting team to aide in the selection of equipment to produce our Private Label pourable food products, a selection of a wrong consulting team could compromise our business and may cause our business to fail.

THE COMPANY'S ELECTION NOT TO OPT OUT OF JOBS ACT EXTENDED ACCOUNTING TRANSITION PERIOD MAY NOT MAKE ITS FINANCIAL STATEMENTS EASILY COMPARABLE TO OTHER COMPANIES.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The Company has elected to use the extended transition period for complying with new or revised financial accounting standards available under Section 102(b)(2)(B) of the Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

WE ARE NOT CURRENTLY PROFITABLE AND MAY NOT BECOME PROFITABLE.

At February 28, 2013, we had $28.773 cash on-hand and our stockholder's equity was $26,773 and there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expert to incur losses and negative operating cash flow for the foreseeable future, and we may not achieve profitability. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenue in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our business.

THE COMPANY IS SUBJECT TO THE 15(D) REPORTING REQUIREMENTS UNDER THE SECURITIES EXCHANGE ACT OF 1934 WHICH DOES NOT REQUIRE A COMPANY TO FILE ALL THE SAME REPORTS AND INFORMATION AS A FULLY REPORTING COMPANY.

The Company is subject to the 15(d) reporting requirements according to the Securities Exchange Act of 1934. The Company is required to file the necessary reports in the fiscal year that the registration statement is declared effective. After that fiscal year and provided the Company has less than 300 shareholders, the Company is not required to file these reports. If the reports are not filed, the investors will have reduced visibility as to the Company and its financial condition. In addition, as a filer subject to Section 15(d) of the Exchange Act, the Company is not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; the company will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

OUR LACK OF AN OPERATING HISTORY GIVES NO ASSURANCE THAT OUR FUTURE OPERATIONS WILL RESULT IN PROFITABLE REVENUES, WHICH COULD RESULT IN THE SUSPENSION OR END OF OUR OPERATIONS.

We were incorporated on February 10, 2012 and we have not realized any revenues to date. We have very little operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon the completion of this offering and our ability to generate revenues through sales of our product. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

WE ARE A NEW COMPANY WITH NO OPERATING HISTORY AND WE FACE A HIGH RISK OF BUSINESS FAILURE WHICH WOULD RESULT IN THE LOSS OF YOUR INVESTMENT.

We are a development stage company formed recently to carry out the activities described in this prospectus and thus have only a limited operating history upon which an evaluation of its prospectus can be made. We were incorporated on February 10, 2012 and to date have been involved primarily in the development of our business plan. We have limited business operations. Thus, there is no internal or industry-based historical financial data upon which to estimate our planned operating expenses.

We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of market factors including, among others, the entry of new competitors offering a similar product or service; the availability of motivated and qualified personnel; the initiation, renewal or expiration of our customer base; pricing changes by the Company or its competitors, and general economic conditions. Accordingly, our future sales and operating results are difficult to forecast.

As of February 28. 2013, we have earned no revenue. Failure to generate revenue will cause us to go out of business, which could result in the complete loss of your investment.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR DOES NOT HAVE SIGNIFICANT EXPERIENCE IN STARTING A FACILITY TO PRIVATE LABEL POURABLE FOOD PRODUCTS ORGANIZATION AND WE LACK CUSTOMERS AND SUPPLIERS, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Although our sole officer and director has culinary skills experience, he does not have experience in developing a new company. Additionally, we currently have no contracts or agreements with customers or suppliers or consultants of our Pourable Food Private Label intended products. Therefore, without this experience, customers, suppliers, or consultants/equipment, our management's business experience may not be enough to effectively start-up and maintain our company. As a result, the implementation of our business plan may be delayed, or eventually, unsuccessful.

OUR OPERATING RESULTS MAY PROVE UNPREDICTABLE WHICH COULD NEGATIVELY AFFECT OUR PROFIT.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: our inability to generate enough working capital from future equity sales; the level of commercial acceptance by consumers of our product; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure and general economic conditions.

If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.

OUR SOLE OFFICER AND DIRECTOR MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HIS TIME TO OUR OPERATIONS, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

Nigel Lindsay, our sole officer and director, has other outside business activities and is devoting approximately 10-25 hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Mr. Lindsay, which may result in periodic interruptions or suspensions of our business plan. Such delays could have a significant negative effect on the success of the business.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS.

Because we are entirely dependent on the efforts of its sole officer and director, his departure or the loss of other key personnel in the future, could have a material adverse effect on the business. We intend to make all commercially reasonable efforts to minimize the risks attendant with the departure by key personnel from service.

However, there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. We do not maintain key person life insurance on our sole officer and director.

At this time, we have not entered into any employment agreements with our Sole officer and director. If there is sufficient cash flow available from our future operations, we may enter into employment agreements with our Sole officer and director or future key staff members.

IF OUR COMPANY IS DISSOLVED, IT IS UNLIKELY THAT THERE WILL BE SUFFICIENT ASSETS REMAINING TO DISTRIBUTE TO OUR SHAREHOLDERS.

In the event of the dissolution of our company, the proceeds realized from the liquidation of our assets, if any, will be used primarily to pay the claims of our creditors, if any, before there can be any distribution to the shareholders. In that case, the ability of purchasers of the offered shares to recover all or any portion of the purchase price for the offered shares will depend on the amount of funds realized and the claims to be satisfied there from.

IF WE ARE UNABLE TO GAIN ANY SIGNIFICANT MARKET ACCEPTANCE FOR OUR PRIVATE LABEL POURABLE FOOD PRODUCTS OR ESTABLISH A SIGNIFICANT MARKET PRESENCE, WE MAY BE UNABLE TO GENERATE SUFFICIENT REVENUE TO CONTINUE OUR BUSINESS.

Our growth strategy is substantially dependent upon our ability to market our product successfully to prospective customers. However, our planned pourable food products may not achieve significant acceptance. Such acceptance, if achieved, may not be sustained for any significant period of time. Failure of our products to achieve or sustain market acceptance could have a material adverse effect on our business, financial conditions and the results of our operations.

MANAGEMENT'S ABILITY TO IMPLEMENT THE BUSINESS STRATEGY MAY BE SLOWER THANEXPECTED AND WE MAY BE UNABLE TO GENERATE A PROFIT.

Our plans include obtaining business from startups, regional, national supermarket chains and specialty stores which may not occur.

Although we plan on providing our private label pourable food product carefully, the products may be slow to achieve profitability, or may not become profitable at all, which will result in losses. There can be no assurance that we will succeed.

We may be unable to enter into its intended markets successfully. The factors that could affect our growth strategy include our success in(a) obtaining orders from startups, regional, national supermarket and specialty stores, (b) obtaining adequate financing on acceptable terms, and (c) adapting our internal controls and operating procedures to accommodate our future growth.

Our systems, procedures, equipment and controls may not be adequate to support the expansion of our business operations. Significant growth will place managerial demands on all aspects of our operations. Our future operating results will depend substantially upon our ability to manage changing business conditions and to implement and improve our technical, administrative and financial controls and reporting systems.

IF WE ARE UNABLE TO MANAGE OUR FUTURE GROWTH OUR BUSINESS COULD BE HARMED.

If the Company experiences significant growth in the foreseeable future, its growth may place a significant strain on management, financial, operating and technical resources. Failure to manage growth effectively could have a material adverse effect on the Company's financial condition or the results of its operations.

Since inception on February 10, 2012 to February 28, 2013, we have spent a total of $16,727 on start-up costs. We have not generated any revenue from business operations. All proceeds currently held by us are the result of the sale of common stock to its officers.

OUR PRIVATE LABEL POURABLE FOOD PRODUCTS MAY NOT BE ABLE TO DISTINGUISH ITSELF IN THE MARKET AND WE MAY BE UNABLE TO ATTRACT ENOUGH CUSTOMERS TO OPERATE PROFITABLY, WITHOUT A PROFIT WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our product will target the Pourable Private Label Food customers. If we are unable to demonstrate clearly the concept that makes our Private Label Pourable Food Products satisfactory to potential customers, they may not purchase or be successful with the products. If the client and public doesn't acknowledge the singularity and innovation of our products, we may be unable to attract enough clients and customers.

WE MAY BE UNABLE TO MAKE NECESSARY ARRANGEMENTS AT ACCEPTABLE COST, WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS ENTIRELY WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT.

Because we are a small business, with limited assets, we are not in a position to assume unanticipated costs and expenses. If we have to make changes in our structure or are faced with circumstances that are beyond our ability to afford, we may have to suspend operations or cease operations entirely which could result in a total loss of your investment.

COMPETITORS MAY ENTER THIS SECTOR WITH A SUPERIOR PRODUCT, INFRINGING OUR CUSTOMER BASE, AND AFFECTING OUR BUSINESS ADVERSELY.

We believe that we have identified a market opportunity for our private labeled pourable food products. However, even in the uncertain event that our assessment is accurate, competitors may enter our targeted market sector with resources, services or products superior and more competitive to our own. This would infringe on our customer base and have a significant adverse affect upon our business and the results of our operations, potentially causing our business to fail.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTERST AND SIMILAR MATTERS.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of one individual who is also our executive officer. Our executive officer makes decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officer and the oversight of the accounting functions.

Although we have adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit nominating and compensation committee comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominee may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

SINCE OUR SOLE OFFICER AND DIRECTOR MR. NIGEL LINDSAY CURRENTLY OWNS 100% OF THE OUTSTANDING COMMON STOCK, INVESTORS MAY FIND THAT HIS DECISIONS ARE CONTRARY TO THEIR INTERESTS YOU SHOULD NOT PURCHASE SHARES UNLESS YOU ARE WILLING TO ENTRUST ALL ASPECTS OF MANAGEMENT TO OUR SOLE OFFICER AND DIRECTOR, OR HIS SUCCESSORS.

Our Sole officer and director, Mr. Lindsay, owns 9,000,000 shares of common stock representing 74.5% of our outstanding stock.. As a result, he has control and is able to choose all of our directors. His interests may differ from the ones of other stockholders. Factors that could cause his interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of time he is able to devote to us.
All decisions regarding the management of our affairs will be made exclusively by him. Purchasers of the offered shares may not participate in our management and, therefore, are dependent upon his management abilities. The only assurance that our shareholders, including purchasers of the offered shares, have that our Sole officer and director will not abuse his discretion in executing our business affairs, is his fiduciary obligation and business integrity. Such discretionary powers include, but are not limited to, decisions regarding all aspects of business operations, corporate transactions and financing Mr. Lindsay, also has the ability to accomplish or ratify actions at the shareholder level which would otherwise implicate his fiduciary duties if done as one of the members of our board of directors.

Accordingly, no person should purchase the offered shares unless willing to entrust all aspects of management to the Sole officer and director, or his successors. Potential purchasers of the offered shares must carefully evaluate the personal experience and business performance of our management.

Risks Related To Our Financial Condition

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report dated April 5, 2013; our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the creation/implementation of our business plan. Due to the fact that there is no minimum investment and no refunds on sold shares, you may be investing in a company that will not have the funds necessary to develop its business strategies. As such we may have to cease operations and you could lose your entire investment. See the "Audited Financial Statements - Auditors Report, dated April 26, 2013". Because we have been issued an opinion by its auditor that substantial doubt exists as to whether we can continue as a going concern it may be more difficult to attract investors.

THE ENACTMENT OF THE SARBANES-OXLEY ACT MAY MAKE IT MORE DIFFICULT FOR US TO RETAIN OR ATTRACT OFFICERS AND DIRECTORS, WHICH COULD INCREASE OUR OPERATING COSTS OR PREVENT US FROM BECOMING PROFITABLE.

The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") was enacted in response to public concern regarding corporate accountability in the wake of a number of accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosure pursuant to applicable securities laws. The Sarbanes-Oxley Act applies to all companies that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act").

Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act. Since the enactment of the Sarbanes-Oxley Act has resulted in the imposition of a series of rules and regulations by the SEC that increase the responsibilities and liabilities of directors and executive officers, the perceived increased personal risk associated with these changes may deter qualified individuals from accepting such roles. Consequently, it may be more difficult for us to attract and retain qualified persons to serve as our directors or executive officers, and we may need to incur additional operating costs. This could prevent us from becoming profitable.

SINCE WE ANTICIPATE OPERATING EXPENSES WILL INCREASE PRIOR TO EARNING REVENUE, WE MAY NEVER ACHIEVE PROFITABILITY.

We anticipate an increase in our operating expenses, without realizing any revenues from the sale of its product. Within the next 12 months, we will have costs related to (i) creating a business plan, (ii) initiation of our sales and marketing campaign, (iii) administrative expenses and (iv) the expenses of a potential offering.

There is no history upon which to base any assumption as to the likelihood that we will prove successful. We cannot provide investors with any assurance that our product will attract customers; generate any operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business can fail, which will result in the loss of your entire investment.

IF WE CANNOT SECURE ADDITIONAL CAPITAL, OR IF AVAILABLE CAPITAL IS TOO EXPENSIVE, OUR BUSINESS WILL FAIL.

We will require additional funding of approximately $500,000 to fully execute our business plan and bring our product to the marketplace. We intend to accomplish this in two stages. Stage One will require additional funding of $200,000 to start implementing the business plan. (0-12 Months). Stage Two will require additional funding of $300,000 (13-18 months) to completely execute our marketing and sales strategy. As of February 28, 2013, we had cash on hand of $ 28,773.

No assurance can be given that we will obtain access to capital markets in the future or that adequate financing to satisfy the cash requirements of implementing our business strategies will be available on acceptable terms. Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and its financial conditions.

If we are not successful in earning revenue once we have started our sales activity, we may require additional financing to sustain our business operations. Currently, we do not have any arrangements for financing and can provide no assurances to investors that we will be able to obtain any when required. Obtaining additional financing would be subject to a number of factors, including our sales results. These factors may have an affect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us.

WE DO NOT HAVE SUFFICIENT CAPITAL TO MAINTAIN OUR REPORTING STATUS.

As of the date of this Prospectus, the current funds available to us will not be sufficient to maintain our reporting status with the SEC. Our management believes that if we cannot maintain our reporting status with the SEC we will have to cease all efforts directed towards developing our company. As such, any investment could be lost in its entirety.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

The company does not own any real estate or other properties. The company’s office is located at 1411 Besor Place NW, Concord, NC 28027, which is the sole officer’s residence. This office space is made available to us at no charge.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is eligible to be quoted on the Over-The-Counter Bulletin Board under the ticker symbol FICF. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted.

Fiscal Year 2013
	High		Low
First Quarter		N/A		N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter	$	N/A	$	N/A

As of February 28, 2013, there are 12,000,000 shares of Common Stock outstanding.

Since we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, there are no non-affiliate outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have no agreements in place to register for sale of the shares of common stock held by our shareholders.

Dividend Policy

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of February 28, 2013, there are 25 stockholders of record.

Transfer Agent

The transfer agent of our common stock is Island Transfer, Inc., 15500 Roosevelt Boulevard, Suite 301, Clearwater Florida 33760, telephone number 727-289-0010.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report, which have not been previously reported on Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended February 28, 2013.

Item 6.	Selected Financial Data.

As a smaller reporting company, as defined in Item 10 of Regulation S-K, we are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Information in this annual report contains forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” “anticipates,” “projects,” “expects,” “may,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. The following matters constitute cautionary statements identifying important factors with respect to those forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results anticipated by those forward-looking statements. A description of key factors that have a direct bearing on our results of operations is provided above under “Risk Factors” beginning on page 5 of this annual report

Overview

First Independence Corp. is a development stage We intend to work with startups and companies to provide services to assist with FDA setup, product testing, formulations, nutritionals, UPC (Barcodes). We intend to specialize in pourable food products (hot and cold) such as:

   o  BBQ Sauces
   o  Hot Sauces
   o  Steak Sauces
   o  Garlic Sauces
   o  Seafood Sauces
   o  Cocktail Sauces
   o  Ketchup
   o  Pepper Sauce
   o  Worcestershire Sauce
   o  Pasta Sauce
   o  Soy Sauce
   o  Marinades
   o  Salad Dressing
   o  Chicken Wing Sauces
   o  Flavor Syrups
   o  Jerk Sauce

On February 10, 2012, a total of 9,000,000 shares of common stock were issued to our sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On February 7, 2013, the Company sold 3,000,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 11, 2012 (file no.333-180653), as amended by Registration Statement on Form S-1/A on June 14, 2012, July 31, 2012,  and declared effective on August 7, 2012.

As of February 28, 2013, First Independence had raised $34,500 through the sale of its common stock. There is $28,773 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Set forth below is a discussion of the financial condition and results of operations of First Independence Corp. for the year ended February 28, 2013 and 2012. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations – Year Ended February 28, 2013 Compared to the Year Ended February 29, 2012

The Company has not yet implemented its business model and, to date, has generated no revenues.

The operating expenses increased from $2,100 for the year ended February 29, 2012 to $14,627 for the year ended February 28, 2013, a substantial increase of  over 500%. The increase was a result of the legal fees for the financing, SEC filing fees, and audit fees during the fiscal year.

We had a net loss before income taxes of $14,627 for the year ended February 28, 2013 compared to a net loss of $2,100 for the year ended February 29, 2012.

First Independence has not made any material change in its mode of conducting business and has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change. Since inception we have not been in receivership, bankruptcy or similar proceeding. We have not made any significant purchase or sale of assets or been involved in any merger, material reclassification, acquisition or consolidation.

Liquidity and Capital Resources

Our balance sheet as of February 28, 2013 reflects cash assets in the amount of $28,773 as compared to $8,900 in cash for the period from February 10, 2012 (inception) to February 29, 2012. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues and incurred a net loss of $14,627 for the year ended February 28, 2013 as compared to net loss of $2,100 for the period from February 10, 2012 (inception) to February 28, 2012. During the period from February 10, 2012 (inception) to February 28, 2012, the Company’s balance sheet reflected an accumulated deficit of $16,727.

The Company does not believe that it has sufficient capital to fund its expenses over the next twelve months. The Company raised $34,500 in a public offering on February 14, 2013. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end February 28, 2013 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing from the Company’s CEO and President. It has sustained losses in all previous reporting periods with an accumulated deficit of $16,727 as of February 28, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Recent Security Offerings

None.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended February 28, 2013 and 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of February 28, 2013 or 2012, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 8	Financial Statements and Supplementary Data.

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Messineo & Co, CPAs LLC (previously Peter Messineo, CPA), our independent auditor, has audited our Financial Statements for the period from February 10, 2012 (date of inception) through February 28, 2013  They have been our first auditor and we have had no disagreements with Messineo on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

Item 9A.	Controls and Procedures.

Management’s Annual Report On Internal Control Over Financial Reporting

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

As of February 28, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by February 28, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2013.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

We are dependent on the efforts and abilities of our sole officer and director. The interruption of his services could have a material adverse effect on our operations and future development, if suitable replacements are not promptly obtained. We have not entered into an employment agreement with our sole officer and director. We cannot guaranty that he will remain with us. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our sole officer and director will hold office until his resignation or removal.

The following table sets forth information regarding our current executive officers and directors as well as other key members of our management. Our officers and directors will serve one-year terms or until our next annual meeting of shareholders, whichever is longer.

Name	Age	Position
Nigel Lindsay	40	President and Director

Nigel Lindsay has served as our President, Chief Executive Officer and our director since February 6. 2013.

On February 6, 2013, due to health conditions, Bruno Pasquali, our Sole Officer and Director of First Independence Corp, resigned from all officer and director positions held with the Company. There were no disagreements, as defined in 17 CFR 240.3b-7, between the Company and Mr. Pasquali at the time of his resignations.

Before resigning, Mr. Pasquali, as sole director, appointed Mr. Nigel G. Lindsay to replace him as Sole Officer and Director. Mr. Lindsay will serve as a Sole Officer and Director until his successor(s) has been elected at the next annual meeting of the Company’s shareholders or until his earlier resignation, removal, or death. Mr. Lindsay has not been appointed to any committees of the Board as the Board does not have any committees.

Mr. Lindsay, age 40, has over eighteen years of experience in operations and management in the food culinary industry. Since 2000, Mr. Lindsay has served as General Manager of Wendy’s. Prior to this, he was assistant manager at Taco Bell, line cook at TGI Friday’s, and cook at the International House of Pancakes. He completed his Culinary Externship in Burgundy Region, France in the summer of 1996. He received his Associates in the Arts and Sciences Culinary Arts from Paul Smiths College, Paul Smiths, New York in August 1996.

Mr. Lindsay is not an officer or director of any other reporting company.

Family Relationships

There are no family relationships among our director and executive officer.

Legal Proceedings

As of the date of this annual report, there are no material proceedings to which our director and sole officer is a party adverse to us.

Board of Directors and Corporate Governance

Our board of directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require board approval, the board provides advice and counsel to, and ultimately monitors the performance of, our senior management.

Committees of the Board

Audit Committee. Presently, the board of directors acts as the audit committee. Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The Audit Committee is currently charged with, among other things:

•	recommending to the board of directors the engagement or discharge of our independent public accountants, including pre-approving all audit and non-audit related services;

•
the appointment, compensation, retention and oversight of the work of the independent auditor engaged by us for the purpose of preparing or issuing an audit report or performing other audit review or attest services for us;

•	approving the scope of the financial audit;

•	consulting regarding the completeness of our financial statements;

•	reviewing changes in accounting principles;

•	reviewing the results of the auditing engagement with our independent auditors and with our officer;

Compliance Committee. The board has a Compliance Committee comprised of our sole director and officer and performs the functions of the Compliance Committee. The Compliance Committee is currently charged with, among other things, assisting the board in:

•	identifying individuals qualified to become board members and recommending that the board select a group of director nominees for each next annual meeting of our stockholders;

•	ensuring that the Audit, Compensation and Compliance Committees of the board have the benefit of qualified and experienced “independent” directors;

•
developing and recommending to the board a set of effective corporate governance policies and procedures applicable to us, and reviewing and reassessing the adequacy of such guidelines annually and recommending to the board any changes deemed appropriate;

•	developing policies on the size and composition of the board;

•	together with the Compensation Committee, developing criteria to assist the board’s assessment of the Chief Executive Officer’s leadership of the company; and

•	generally advising the board (as a whole) on corporate governance matters.

Nominating Committee. Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The Board will also evaluate whether the candidates’ skills and experience are complementary to the existing Board’s skills and experience as well as the Board’s need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary Nigel Lindsay, 1411 Besor Place NW. Concord, NC 28027. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates.

Selection of Nominees for the Board of Directors

The Compliance Committee is responsible for evaluating potential candidates to serve on our board of directors, and for selecting nominees to be presented for election to the board at our Annual Meeting of Stockholders. In evaluating potential director candidates, the Compliance Committee considers the skills and characteristics possessed by each candidate in the context of the perceived needs of the board at that point in time. Among the factors considered by the Compliance Committee in considering a potential nominee are the following:

•	the nominee’s independence;

•	the nominee’s relevant professional skills and depth of business experience;

•	the nominee’s character, judgment and personal and professional integrity;

•	the nominee’s ability to read and understand financial statements;

•	the nominee’s willingness to commit sufficient time to attend to her or her duties and responsibilities as a member of the board;

•	the nominee’s qualifications for membership on certain committees of the board;

•	any potential conflicts of interest involving the nominee; and

•	the makeup and diversity of our existing board.

In identifying potential candidates for the board, the committee relies on recommendations from a number of possible sources, including the current director. The Compliance Committee may also retain outside consultants or search firms to help in identifying potential candidates for membership on the board.

The Compliance Committee will consider any written suggestions of stockholders for director nominations. The recommendation must include the name and address of the candidate, a brief biographical description and a description of the person’s qualifications. The Committee has full discretion in considering all nominations to the board of directors. Stockholders who would like to nominate a candidate for director must comply with the requirements described in our by-laws.

Director Compensation

The Company does not pay any director fees.

Code of Ethics.

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. When available, our code of ethics will be posted on a corporate website.

Item 11.	Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended February 28, 2012 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Nigel Lindsay,	2013	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

Stock Options/SAR Grants.

The Company has not granted any stock options or stock appreciation rights since our date of incorporation on September 13, 2011.

We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Long-Term Incentive Plans.

As of February 28, 2013, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended February 28, 2013, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

OptionAwards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or UnitsNot Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other RightsNot Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Nigel Lindsay, President	0	0	0	0	n/a	0	0	0	0

Equity Compensation Plans.

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

Employment Contracts.

We do not anticipate that we will enter into any employment contracts with any of our officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended February 28, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended February 28, 2013, and the representations made by the reporting persons to us, we believe that during the year ended February 28, 2013, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2013, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Nigel Lindsay * 1411 Besor Place NW, Concord, NC 28027	9,000,000 shares President, Secretary, Treasurer, Director	74.5%

Common Stock	All officers and directors as a group	9,000,000	74.5%

* Mr. Lindsay serves as the Company’s Chief Executive Officer, Chief Financial Officer, President and sole Director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Conflicts Related to Other Business Activities. The person serving as our sole officer and director has existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of that person may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our sole officer and director are accountable to us and our shareholders as a fiduciary, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions.

None.

Director Independence.

The sole member of our Board of Directors is not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees And Services.

The following table sets forth fees billed to us by our auditors during the fiscal years ended February 28, 2013 and February 29, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	February 28, 2013	February 29, 2012

(i) Audit Fees	$3,800	$2,000

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$3,800	$2,000

Audit Fees. The aggregate fees billed in each of the years ended February 28, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $3,800 and $2,000 respectively.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended February 28, 2013 and 2012.

Tax Fees. For the year ended February 28, 2013 and 2012, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees. None

Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial and Accounting Officer
32.1	Section 1350 Certifications by Principal Executive Officer
32.2	Section 1350 Certifications by Principal Financial and Accounting Officer
101 *	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Independence Corp.

May 2, 2013	By:	/s/ Nigel Lindsay
	Its:	Nigel Lindsay Principal Executive Officer, President and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Nigel Lindsay	May 2, 2013
Nigel Lindsay
Its:	Principal Executive Officer, President and a Director

By:	/s/ Nigel Lindsay	May 2, 2013
Nigel Lindsay
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of First Independence Corp. required to be included in Items 8 and 15 are listed below:

First Independence Corp.

Audited Financial Statements for the years ended February 28, 2013 and 2012.

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
First Independence Corp.

We have audited the balance sheets of First Independence Corp. (a development stage company) as of February 28, 2013 and February 29, 2012 and the related statements of operation, changes in stockholders’ equity, and cash flows for the year ended February 28, 2013 and the periods February 10, 2012 (date of inception) through February 29, 2012 and February 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of First Independence Corp. as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the year ended February 28, 2013 and for the periods February 10, 2012 (date of inception) through February 28, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, and is requiring traditional financing or equity funding to commence its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Messineo & Co. CPAs LLC
Messineo & Co. CPAs LLC
Clearwater, Florida
April 26, 2013

First Independence Corp.
(A Development Stage Company)

BALANCE SHEETS

	As of
	February 28, 2013	February 29, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,773	$8,900
Total current assets	28,773	8,900

TOTAL ASSETS	$28,773	$8,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$2,000	$2,000
Total liabilities	2,000	2,000

STOCKHOLDERS’ EQUITY
Common stock: 250,000,000 authorized; $0.0001 par value
12,000,000 and 9,000,000 shares issued and outstanding	1,200	900
Additional paid-in capital	42,300	8,100
Deficit accumulated during the development stage	(16,727)	(2,100)
Total Stockholders’ Equity	26,773	6,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,773	$8,900

The accompanying notes and auditors’ report are an integral part of these financial statements.

First Independence Corp.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

		For the Period	For the Period
		from Inception	from Inception
	For the year	February 10, 2012	February 10, 2012
	Ended	to	to
	February 28,	February 28,	February 28,
	2013	2012	2013

REVENUES	$-	$-	$-

EXPENSES
General & Administrative	12	100	112
Professional Fees	14,615	2,000	16,615

Loss Before Income Taxes	(14,627)	(2,100)	(16,727)

Provision for Income Taxes	-	-	-

Net Loss	$(14,627)	$(2,100)	$(16,727)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted Average Common shares outstanding	9,202,247	9,000,000

The accompanying notes and auditors’ report are an integral part of these financial statements.

First Independence Corp.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception -February 10, 2012	-	$-	$-	$-	$-

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on February 10, 2012	9,000,000	900	8,100	-	9,000

Net Loss	-	-	-	(2,100)	(2,100)
Balance - February 29, 2012	9,000,000	900	8,100	(2,100)	6,900

Common shares issued to
Investor for cash at $.0115 per
share (par value $.0001) on February 7, 2013	3,000,000	300	34,200		34,500

Net Loss				(14,627)	(14,627)
Balance - February 28, 2013	12,000,000	$1,200	$42,300	$(16,727)	$26,773

The accompanying notes and auditors’ report are an integral part of these financial statements.

First Independence Corp.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the year ended	(inception) through	(inception) through
	February 28,	February 28,	February 28,
	2013	2012	2013
OPERATING ACTIVITIES

Net Loss	$(14,627)	$(2,100)	$(16,727)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable
and accrued liabilities	-	2,000	2,000
Net cash used in operating activities	(14,627)	(100)	(14,727)

FINANCING ACTIVITIES
Capital Stock issued for cash	34,500	9,000	43,500
Net cash provided by financing activities	34,500	9,000	43,500

INCREASE IN CASH AND CASH EQUIVALENTS	19,873	8,900	28,773

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,900	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,773	$8,900	$28,773

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$
Income taxes	$-	$-	$

The accompanying notes and auditors’ report are an integral part of these financial statements.

First Independence Corp.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
February 28, 2013

NOTE 1. NATURE OF BUSINESS

First Independence Corp. (the "Company"), a Florida corporation, was formed to private label pourable food products for start-ups, local and national supermarket chains and specialty stores.  The Company was incorporated on February 10, 2012 (Date of Inception) with its corporate headquarters located in Concord, North Carolina and its year-end is February 28.

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet emerged from its development stage, has incurred losses resulting in an accumulated deficit, has not established an ongoing source of revenues sufficient to cover its operating cost, and requires additional capital to commence its operating plan.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company includes obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

First Independence Corp.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
February 28, 2013

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

FINANCIAL INSTRUMENTS

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

NET INCOME (LOSS) PER COMMON SHARE

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at February 28, 2013.  As of February 28, 2013, the Company had no dilutive potential common shares.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

First Independence Corp.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(February 28, 2013)

Revenue and Cost Recognition

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

NOTE 4. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period September 10, 2012 (date of inception) through February 28, 2013, the Company incurred losses, resulting from operating activities, which result in deferred tax assets at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 5. SHAREHOLDERS’ EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 250,000,000 shares with a par value of $0.0001.  The Company issued 9,000,000 shares of our $.0001 par value common stock to Bruno Pasquali, our then CEO and sole Director, on February 10, 2012 for cash in the amount of $9,000 (per share price of $.001).  On February 7, 2013, the company issued 3,000,000 shares of $.0001 par value common stock to 24 investors for cash in the amount of $34,500 (per share price of $.0115).

On February 10, 2012, Mr. Bruno Pasquali, our President and sole director, incorporated the Company in the State of Florida and established a fiscal year end of February 28.  On February 6, 2013, due to health conditions, Bruno Pasquali, resigned from all officer and director positions held with the Company. There were no disagreements, as defined in 17 CFR 240.3b-7, between the Company and Mr. Pasquali at the time of his resignations.

Before resigning, Mr. Pasquali, as sole director, appointed Mr. Nigel G. Lindsay to replace him as Sole Officer and Director. Mr. Lindsay will serve as a Sole Officer and Director until his successor(s) has been elected at the next annual meeting of the Company’s shareholders or until his earlier resignation, removal, or death. Mr. Lindsay has not been appointed to any committees of the Board as the Board does not have any committees.

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

First Independence Corp.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(February 28, 2013)

NOTE 6. RELATED PARTY TRANSACTIONS

Related Parties

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

On February 10, 2012, the Company sold 9,000,000 shares of common stock to its founder for $0.001 per share.

The officer and director of the Company is or may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. She may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

PROPERTY

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

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