Form 10-Q
period 2013-06-30
CODESMART HOLDINGS, INC.
filed 2013-08-19
CIK 1543098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 333-180653

CODESMART HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	45-4523372
(State of incorporation)	(I.R.S. Employer Identification No.)

275 Seventh Avenue, 7th floor
New York, NY 10001
(Address of principal executive offices)

646-248-8550
 (Registrant’s telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer Do not check if a smaller reporting company	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2013 the registrant had 15,803,293 shares of common stock, par value $.0001 per share issued and outstanding.

CODESMART HOLDINGS, INC.

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Resource Exchange of America Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "CodeSmart" refers to: (i) CodeSmart Holdings, Inc., a Florida corporation, (ii) The CodeSmart Group, Inc., a Nevada corporation, and (iii) American Coding Quality Association, LLC, a Delaware limited liability company.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODESMART HOLDINGS, INC.
FINANCIAL STATEMENTS
JUNE 30, 2013

CodeSmart Holdings, Inc.
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
Assets:
Cash	$261,592	$6,074
Accounts receivable	1,797	-
Prepaid and other current assets	1,605	-
Total current assets	264,994	6,074

Property and equipment, net	4,722	-

Total assets	$269,716	$6,074

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$76,043	$2,125
Secrued convertible notes payable - net	132,677	-
Derivative liabilities	1,053,500	-
Total current liabilities	1,262,220	2,125

Total liabilities	1,262,220	2,125

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 100,000,000 shares authorized;	-	-
no shares issued and outstanding
Common stock, $0.0001 par value; 5000,000,000 shares authorized;
14,031,065 and 5,856,250 shares issued and outstanding	1,401	2,343
Additional paid in capital	1,937,319	24,992
Accumulated deficit	(2,011,707)	(23,386)
Total CodeSmart Holdings, Inc. Stockholders' Equity (Deficit)	(72,987)	3,949

Non-controlling interest	(919,517)	-

Total Stockholders' Equity (Deficit)	(992,504)	-

Total Liabilities and Stockholders' Equity (Deficit)	$269,716	$6,074

The accompany notes are an integral part of the financial statements

CodeSmart Holdings, Inc.
Consolidated Statements of Operations
(unaudited)

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013

Revenue	$24,157	$31,757
Cost of sales	16,521	19,698
Gross profit	7,636	12,059

Operating expenses:
Compensation	258,021	286,431
Professional fees	824,050	871,550
Research and development	24,836	24,836
Advertising and promotions	114,056	119,685
Other general and administrative expenses	43,138	45,777
Total operating expenses	1,264,101	1,348,279

Loss from operations	(1,256,465)	(1,336,220)

Other income (expenses)
Interest expense	(82,431)	(82,431)
Change in fair value of derivative liability	(1,489,187)	(1,489,187)
Total other income (expense)	(1,571,618)	(1,571,618)

Net loss before non-controlling interest	(2,828,083)	(2,907,838)

Net loss attributable to the non-controlling interest	(903,290)	(903,290)

Net loss attributable to CodeSmart Holdings, Inc.	$(1,924,793)	$(2,004,548)

Net loss per common share - basic and diluted	$(0.19)	$(0.34)

Weighted average common shares outstanding-basic and diluted	10,235,695	5,856,250

The accompany notes are an integral part of the financial statements

CodeSmart Holdings, Inc.
Consolidated Statement of Cash Flows
(unaudited)

For the six months ended
June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,907,838)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciaiton	278
Accretion of debt discount	76,740
Share-based compensation	692,489
Loss on change in fair value of derivative liabilities	1,489,187
Changes in operating assets and liabilities:
Increase (Decrease) in:
Accounts receivable	(1,797)
Prepaids and other current assets	(1,605)
Accounts payable and accrued expenses	74,564
Net Cash Used in Operating Activities	(577,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment	(5,000)
Net Cash Used In Investing Activities	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	819,500
Proceeds from the issuance of convertible notes	250,000
Cash paid to cancel shares	(231,000)
Net Cash Provided By Financing Activities	838,500

Net Increase in Cash	255,518

Cash - Beginning of Period	6,074

Cash - End of Period	$261,592

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-
Interest	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discounts recorded on convertible notes	$84,063
Conversion of convertible note and interest into common stock	$111,537
Reclassification of derivative liability to additional paid in capital	$519,750

The accompany notes are an integral part of the financial statements

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 Nature of Operations

CodeSmart Holdings, Inc. (formerly known as First Independence Corp.) (“Holdings”), a Florida corporation, was formed to private label pourable food products for start-ups, local and national supermarket chains and specialty stores. Holdings was incorporated on February 10, 2012 (Date of Inception) with its corporate headquarters located in Osprey, Florida and its year-end as February 28, 2013, which was subsequently changed to December 31, 2013.

On May 3, 2013, Holdings and the stockholders of The CodeSmart Group, Inc. (the “Company” or “Codesmart”) who collectively own 68.06% of the outstanding shares of the Company (the “CodeSmart Stockholders”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby (i) Holdings issued to the CodeSmart Stockholders an aggregate of 3,062,500 shares of its common stock, par value $.0001 (“Common Stock”), in exchange for 68.06% of equity interests of CodeSmart held by the CodeSmart Stockholders. After the Share Exchange Transaction, Holdings implemented a 2-for-1 forward stock split of its Common Stock. As a result of the Share Exchange Transaction, CodeSmart became a subsidiary of Holdings.  For accounting purposes, CodeSmart is deemed to be the accounting acquirer; all historical financial information is that of CodeSmart.  All equity disclosures have been retrospectively restated to present both the transaction and the 2-1 forward split.

The Company provides on-line education for medical coding and billing to healthcare professionals and also educates new healthcare professionals coming into the field. The Company will support provider organizations by offering outsourced medical coding services and transitional consulting.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the three and six months ended June 30, 2013.  Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013

The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. There can be no assurances that the Company will be successful in generating additional cash from equity or other sources to be used for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

The CodeSmart Group, Inc.	The State of Nevada, U.S.A.	October 3, 2012	68.06%

All inter-company balances and transactions have been eliminated.

Going Concern Matters

The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations.   The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.  If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. There can be no assurances that the Company will be successful in generating additional cash from equity or other sources to be used for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $(1,924,793) and $(577,982), respectively, for the six months ended June 30, 2013.  In addition, the Company has an accumulated deficit of $2,011,707 as of June 30, 2013.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to property and equipment; expected term of share options and similar instruments, expected volatility of the entity’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); revenue recognized or recognizable, sales returns and allowances; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at June 30, 2013 and December 31, 2012.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2013 and December 31, 2012, no cash balances exceeded the federally insured limit.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.  The Company’s secured convertible notes approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013 and December 31, 2012. The Company did not have any secured convertible notes or issued as of June 30, 2013 or December 31, 2012.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative liability.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from significant stockholder, if any, due to their related party nature.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of June 30, 2013:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$1,053,500	$-	$-	$1,053,500	$1,053,500

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2012:

Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$-	$-	$-	$-	$4-

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2012	$-	$-

Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	1,489,187	1,489,187

Purchases, issuances and settlements	84,063	84,063

Transfers in and/or out of Level 3	(519,750)	(519,750)

Balance, June 30, 2013	$1,053,500	$1,053,500

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets.  Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Derivative Instruments

The Company evaluates its convertible debt to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company marks to market the fair value of the remaining embedded derivative liability at each balance sheet date and records the change in the fair value of the remaining embedded derivative liability as other income or expense in the consolidated statements of operations and comprehensive income (loss).

The Company utilizes the Lattice model that values the liability of the derivative features based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.  Based on these features, there are two primary events that can occur; the holder converts the secured convertible note or the notes are to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative liability.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three and six months ended June 30, 2013 was $24,836 and $24,836, respectively.

Revenue Recognition and Deferred Revenue

Revenues will consist primarily of tuition and fees derived from courses taught by the University online as well as from related educational resources that the University provides to its students, such as access to our online materials and learning management system. Tuition revenue and most fees from related educational resources will be recognized pro-rata over the applicable period of instruction. The University will maintain an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when a portion or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University will immediately recognize as revenue the tuition that was not refunded. Since the University will recognize revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue will not be recognized with respect to amounts that could potentially be refunded. The University will also charge students annual fees for library, technology and other services, which will be deferred and recognized over the related service period. Deferred revenue and student deposits in any period will represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue and will be reflected as current liabilities in the accompanying balance sheets. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.  The Company recognized no deferred revenue for the three and six months ended June 30, 2013.

Instructional Costs and Services

Instructional costs and services will consist primarily of costs related to the administration and delivery of the Company’s educational programs. This expense category will include compensation for faculty and administrative personnel, costs associated with online faculty, curriculum and new program development costs, bad debt expense related to accounts receivable, financial aid processing costs, technology license costs and costs associated with other support groups that provide services directly to the students.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Company recognized $16,521 and $19,698 in costs for the three and six months ended June 30, 2013.

Marketing and Promotional Costs

Marketing and promotional costs will include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads, producing marketing materials, and advertising. Such costs are generally affected by the cost of advertising media and leads, the efficiency of the Company’s marketing and recruiting efforts, compensation for the Company’s enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Advertising costs will consist primarily of marketing leads and other branding and promotional activities. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity.

The Company incurred $114,056 and $119,685 in marketing and promotional costs for the three and six months ended June 30, 2013, respectively.

General and Administrative

General and administrative expenses will include compensation of employees engaged in corporate management, finance, human resources, information technology, compliance and other corporate functions. General and administrative expenses also include professional services fees, travel and entertainment expenses and facility costs.

General and administrative expenses will also include professional services fees, travel and entertainment expenses and facility costs.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

☐
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

☐
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii), a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

☐
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

☐
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent PPM, or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

☐
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

☐
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii), a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

☐
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

☐
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based employee compensation. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans in accordance with ASC 718. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

As of June 30, 2013, the Company had a secured convertible note outstanding with a conversion price of $0.80 per share.  The note is convertible into 175,000 shares of the Company's common stock.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (the “Indirect Method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. This ASU clarifies that the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date.”  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2013	Estimated Useful Life
Computer equipment	$5,000	3 years
	5,000
Less: Accumulated depreciation and amortization	(278)
	$4,722

Depreciation for the six months ended June 30, 2013 was $278.

Note 4 Secured Convertible Promissory Notes

On April 15, 2013, CodeSmart sold and issued a secured convertible promissory note with principal in the amount of $140,000.  The note bears interest of 10% and is due 90 days from the issuance date.  The note and accrued interest is convertible at the option of the holder into shares of the common stock of the Company or the entity with which the Company consummates a merger or business combination at the conversion price of 100% of the per share price of the first private placement of the securities of the Acquirer, subject to potential ratchet adjustments.  The Company evaluated the ratchet provision and concluded that derivative accounting applies.

On July 10, 2013, the holder of this note elected to convert all of the outstanding principal and accrued interest of this note into shares of common stock of the Company.  There is no gain or loss on the conversion.

On April 24, 2013, CodeSmart sold and issued a secured convertible promissory note with principal in the amount of $110,000.  The note bears interest of 10% and is due 90 days from the issuance date.  The note and accrued interest is convertible at the option of the holder into shares of the common stock of the Company at the conversion price of 100% of the per share price of the first private placement of the securities of the Company, subject to potential ratchet adjustments. The Company evaluated the ratchet provision and concluded that derivative accounting applies.

On June 14, 2013, the holder of this note elected to convert all of the outstanding principal and accrued interest of this note into shares of common stock of the Company.

Note 5 Stockholders’ Equity

(A) Common Stock Transactions

The following were common stock issuances during the period January 1, 2013 through June 30, 2013:

On May 3, 2013, the Company issued the two founders 2,887,500 shares of the Company’s common stock.  The Company valued these shares at $0.0004 per share or $1,155.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Company issued employees and key consultants 864,168 shares of the Company’s common stock. The Company recorded a charge of $691,334 or $0.80 per share.  The Company concluded that $0.80 per share was the best indicator of fair value because the Company sold shares at $0.80 per share through a private placement of public equity (“PIPE”) on May 3, 2013.

As part of the reverse merger, the legal acquirer maintained 6,000,000 shares of the Company’s common stock.  For purchase price of $231,000, the outstanding restricted block of the Company’s common stock acquired from the previous controlling shareholder was cancelled.

During the six months ended June 30, 2013, the Company sold a total 687,169 shares of common stock to various investors for pricing ranging from $0.80 per share in a PIPE consummated on May 3, 2013, to $1.50 per share in a PIPE consummated on June 5, 2013 and the PIPE consummated in July 2013.

On June 14, 2013, a secured convertible note with principal and interest of $111,537 was converted into 278,896 shares of the Company’s common stock. The Company inadvertently issued 139,448 shares which are in the process of being returned to the Company.

Note 6 Non-controlling Interest

In connection with the reverse acquisition disclosed in Note 1, initially approximately 31.94% of the CodeSmart common shareholders did not participate in the exchange of their shares of CodeSmart common stock for shares of common stock of the Company. Those shareholders are recognized as a non-controlling interest in the Company’s condensed consolidated financial statements in accordance with FASB ACS 805-40-25-2. The assets, liabilities and operations underlying the shares of CodeSmart and the Company are identical. However, the shares representing ownership of the Company reflect the combined entity after the Share Exchange transaction, while CodeSmart shares included in the non-controlling interest held by the non-controlling interest represent ownership of that legal entity.

Non-controlling interest at December 31, 2012	$-
Non-controlling interest at share exchange	(16,227)
Non-controlling interest Share of Net Loss for the six months ended June 30, 2013	(903,290)
Non-controlling Interest at June 30, 2013	$(919,517)

Note 7 Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

 CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 Subsequent Event

During the period July 1, 2013 to August 15, 2013, the Company sold an aggregate of 1,399,869 shares of the Company’s common stock for proceeds of $2,099,880 at the price of $1.50/share.

On July 10, 2013, the holder of a secured promissory note issued by CodeSmart elected to convert all of the outstanding principal and accrued interest of such note into shares of common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

   FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Plan of Operations

The Company plans to implement operations and reaching their goals and objectives by hiring talented people to play key roles throughout the organization. The Company utilizes a hiring process with a long term successful track record. It has a philosophy in hiring the best talent along with a strong branding and marketing campaign. The marketing campaign will be multifaceted and include a very aggressive direct marketing campaign along with building strong distribution partnerships as it has already begun to do. The majority of the funds received in offerings of the Company's securities will be put into marketing, branding, and sales activities along with operational support activities. The success of the Company is directly related to the money to be spent on marketing and sales campaigns and support. Building a national brand and creating market awareness will be critical. Supporting sales and customers will also be important from an operational perspective.

Results of Operations for the three months ended June 30, 2013

Revenue and Gross Profit

During the three months ended June 30, 2013, the Company earned $24,157 in tuition revenue for three new coders, five existing coders and for twenty-five modules.  The Company incurred $16,521 in costs associated with earning the revenue.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 consisted primarily of compensation and benefits in the amount of $258,021, professional fees totaling $824,050 (which included share-based compensation of 692,489) associated with the Company’s share exchange transaction closed on May 3, 2013, as well as advertising and promotion of $114,056.

Loss from Operations

Loss from operations for the three months ended June 30, 2013 was $1,256,465. The loss was primarily attributable to the general and administrative expenses as detailed above offset by minimal tuition revenue.

Net Loss

Net loss from operations for the three months ended June 30, 2013 was $2,828,083. The net loss was primarily attributable to the operating expenses as detailed above offset by minimal tuition revenue. In addition, the derivative liability embedded in the secured convertible note (the “Bridge Note”) that was issued by The CodeSmart Group, Inc., the Company’s subsidiary (“CodeSmart NV”), contained full-ratchet anti-dilution features.  The Company recorded a loss on the change in fair value of the derivative liability of $1,489,187.  This loss was primarily driven by a large increase in per share valuation of the Company’s common stock. All of the outstanding principal and accrued interest under the Bridge Note was converted into shares of the Company’s common stock in July 2013.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Results of Operations for the six months ended June 30, 2013

Revenue and Gross Profit

During the six months ended June 30, 2013, the Company earned $31,757 in tuition revenue for five new coders, five existing coders and for twenty-five modules.  The Company incurred $19,698 in costs associated with earning the revenue.

Operating Expenses

Operating expenses for the six months ended June 30, 2013 consisted primarily of compensation and benefits in the amount of $286,431, professional fees totaling $871,550 (which included share-based compensation of 692,489) associated with the Company’s share exchange transaction on May 3, 2013, as well as advertising and promotion of $119,685.

Loss from Operations

Loss from operations for the six months ended June 30, 2013 was $1,336,220. The loss was primarily attributable to the general and administrative expenses as detailed above offset by minimal tuition revenue.

Net Loss

Net loss from operations for the six months ended June 30, 2013 was $2,907,838. The net loss was primarily attributable to the operating expenses as detailed above offset by minimal tuition revenue. In addition, the derivative liability embedded in the Bridge Note that was issued by CodeSmart NV, contained full-ratchet anti-dilution features. The Company recorded a loss on the change in fair value of the derivative liability of $1,489,187. This loss was primarily driven by a large increase in per share valuation of the Company’s common stock. All of the outstanding principal and accrued interest under the Bridge Note was converted into shares of the Company’s common stock in July 2013.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Capital Resources and Liquidity

The following table summarizes total current assets, liabilities and working capital at June 30, 2013.

June 30, 2013
Current Assets	$264,994
Current Liabilities	$1,262,220
Working Capital Deficit	$(997,226)

At June 30, 2013, we had a working capital deficit of $997,226. The Company has recently commenced commercialization of its products, and recorded $31,757 and $24,157, respectively of gross revenue for the six and three months ended June 30, 2013.

Net cash used for operating activities for the six months ended June 30, 2013 was $577,982.  The net loss for the six months ended June 30, 2013 was $2,907,838. Cash used in operating activities was primarily for compensation, professional fees and marketing and advertising.

Net cash obtained through all financing activities for the six months ended June 30, 2013 was $838,500.  This consisted of $819,500 in proceeds from the sale and issuance of common stock, $250,000 in sale and issuance of secured convertible notes and offset by a $231,000 payment to cancel the outstanding shares of the predecessor’s restricted block of common stock outstanding.

Financings

On April 15, 2013, CodeSmart NV sold and issued a secured convertible promissory note in the principal amount of $140,000 (the “Bridge Note”).  This note bears interest of 10% and is due 90 days from the issuance date.  The note and accrued interest is convertible at the option of the holder into shares of the common stock of the entity with which CodeSmart NV consummates a merger or business combination (an “Acquirer”) at the conversion price of 100% of the per share price of the first private placement of the securities of the Acquirer, subject to potential ratchet adjustments.  The Company evaluated the ratchet provision and concluded that derivative accounting applies.

On July 10, 2013, the holder of such Bridge Note that was issued on April 15, 2013 elected to convert all of the outstanding principal and accrued interest of this Bridge Note into shares of common stock of the Company.

On April 24, 2013 the Company sold and issued another Bridge Note in the principal amount of $110,000.  This note bears interest of 10% and is due 90 days from the issuance date.  The note and accrued interest is convertible at the option of the holder into shares of the common stock of the Acquirer at the conversion price of 100% of the per share price of the first private placement of the securities of the Acquirer, subject to potential ratchet adjustments.  The Company evaluated the ratchet provision and concluded that derivative accounting applies.

On June 14, 2013, the holder of  such Bridge Note that was issued on April 24, 2013 elected to convert all of the outstanding principal and accrued interest of this note into shares of common stock of the Company.

On January 13, 2013, CodeSmart NV sold 18,750 shares of the Company’s common stock for proceeds of $25,000, at $1.33/share.

During the six months ended June 30, 2013, the Company sold a total of 337,500 shares of common stock to accredited investors at $0.80 per share in a private placement (“PIPE”) consummated on May 3, 2013 and 166,670 shares at $1.50 per share in a PIPE consummated on June 5, 2013 and 1,582,869 shares at $1.50 per share in a PIPE consummated in July 2013.

Going Concern

The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations.   The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.  If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. There can be no assurances that the Company will be successful in generating additional cash from equity or other sources to be used for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $(2,907,838) and $(577,982), respectively, for the six months ended June 30, 2013.  In addition, the Company has an accumulated deficit of $2,011,707 as of June 30, 2013.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future if it does not receive the anticipated additional funding.   There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In response to the above, management will:

●	seek additional third party debt and/or equity financing;

●	continue with the implementation of the business plan;

●	increase revenue commercialization of the technology.

To date all of our funding has been generated from private investments. During the next twelve months we anticipate raising funding to continue expansion; however as of the date of this Report we only have sufficient funds to proceed with basic company operations only. We do not have sufficient funds to fully implement our business plan until such time that we are able to raise additional funds, to which there is no guarantee. If we do not obtain the funds necessary for us to continue our business activities we may need to curtail or cease our operations until such time as we have sufficient funds.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition and Deferred Revenue

Revenues will consist primarily of tuition and fees derived from courses taught by the University online as well as from related educational resources that the University provides to its students, such as access to our online materials and learning management system.  Tuition revenue and most fees from related educational resources will be recognized pro-rata over the applicable period of instruction.  The University will maintain an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods.  Certain States in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict.  If a student withdraws at a time when a portion or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University will immediately recognize as revenue the tuition that was not refunded.  Since the University will recognize revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue will not be recognized with respect to amounts that could potentially be refunded.  The University will also charge students annual fees for library, technology and other services, which will be deferred and recognized over the related service period.  Deferred revenue and student deposits in any period will represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue and will be reflected as current liabilities in the accompanying consolidated balance sheets.  The University’s educational programs have starting and ending dates that differ from its fiscal quarters.  Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned.  Other revenues may be recognized as sales occur or services are performed.  The Company recognized no deferred revenue for the three and six months ended June 30, 2013.

Instructional Costs and Services

Instructional costs and services will consist primarily of costs related to the administration and delivery of the Company’s educational programs. This expense category will include compensation for faculty and administrative personnel, costs associated with online faculty, curriculum and new program development costs, bad debt expense related to accounts receivable, financial aid processing costs, technology license costs and costs associated with other support groups that provide services directly to the students.

The Company recognized $16,521 and $19,698 in costs for the three and six months ended June 30, 2013.

Marketing and Promotional Costs

Marketing and promotional costs will include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads, producing marketing materials, and advertising. Such costs are generally affected by the cost of advertising media and leads, the efficiency of the Company’s marketing and recruiting efforts, compensation for the Company’s enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Advertising costs will consist primarily of marketing leads and other branding and promotional activities. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity.

The Company incurred $114,056 and $119,685 in marketing and promotional costs for the three and six months ended June 30, 2013, respectively.

Stock-based Compensation

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

☐
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

☐
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii), a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

☐
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

☐
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If shares of the Company are thinly traded the use of share prices established in the Company’s most recent PPM, or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

☐
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

☐
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii), a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

☐
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

☐
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based employee compensation. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans in accordance with ASC 718. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

As of June 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2013.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We intend to appoint a chief financial and accounting officer. We will also create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and except for below, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation: on May 3, 2013, Mr. Nigel Lindsay, our former CEO and a director of the Company resigned from all his positions as director and/or officer of the Company. Mr. Ira Shapiro was appointed as the President, Chief Executive Officer and a director of the Board and Ms. Sharon Franey was appointed as Chief Operating Officer and a director of the Board.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 5, 2013, the Company issued to certain consultant a total of 626,668 shares of Common Stock pursuant to a Consulting Agreement, dated May 23, 2013 between the Company and such consultant.

On June 5, 2013, the Company issued to certain consultant a total of 313,332 shares of Common Stock, which will be fully vested on January 1, 2014, pursuant to an Advisory Agreement, dated June 5, 2013 between the Company and such consultant.

On June 14, 2013, the Company issued to a certain accredited investor a total of 278,896 shares of Common Stock as a result of the conversion of a convertible promissory note in the principal amount of $110,000 together with accrued interest issued by The CodeSmart Group, Inc.

On July 10, 2013, the Company issued to a certain accredited investor a total of 358,360 shares of Common Stock as a result of the conversion of a convertible promissory note in the principal amount of $140,000 together with accrued interest issued by The CodeSmart Group, Inc.

The above issuances of shares of our Common Stock were conducted in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) by virtue of compliance with the provisions of Regulation D under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference

31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14.	Filed herewith.

32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

 * In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODESMART HOLDINGS, INC.

Dated: August 19, 2013	/s/ Ira Shapiro
By: Ira Shapiro
Title: Chief Executive Officer