Form 10-Q/A
period 2013-06-30
CODESMART HOLDINGS, INC.
filed 2013-11-26
CIK 1543098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2013 the registrant had 15,489,961 shares of common stock, par value $.0001 per share issued and outstanding.

EXPLANATION NOTE

The purpose of this Amendment No.1 to the Quarterly Report on Form 10-Q/A of CodeSmart Holdings, Inc. (the “Company”) for the quarter ended June 30, 2013 is being filed to amend the financial information and the Management’s Discussion and Analysis of Financial Condition or Plan of Operation in Part I of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 which was filed with the Securities and Exchange Commission (“SEC”) on August 19, 2013 (the “Form 10-Q”).

Except as described above, no other parts of the Quarterly Report are being amended.

CODESMART HOLDINGS, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CodeSmart Holdings, Inc.. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "CodeSmart" refers to: (i) CodeSmart Holdings, Inc., a Florida corporation, (ii) The CodeSmart Group, Inc., a Nevada corporation, and (iii) American Coding Quality Association, LLC, a Delaware limited liability company.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODESMART HOLDINGS, INC.
FINANCIAL STATEMENTS
JUNE 30, 2013

CodeSmart Holdings, Inc.
Consolidated Balance Sheets (Restated)

	June 30, 2013	December 31, 2012
	(As restated)
	(Unaudited)
Assets:
Cash	$261,592	$6,074
Accounts receivable	1,797	-
Prepaid and other current assets	1,605	-
Total current assets	264,994	6,074

Property and equipment, net	4,722	-

Total assets	$269,716	$6,074

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$76,043	$2,125
Secured convertible notes payable - net	132,677	-
Derivative liabilities	1,053,500	-
Total current liabilities	1,262,220	2,125

Total liabilities	1,262,220	2,125

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 100,000,000 shares authorized;	-	-
no shares issued and outstanding
Common stock, $0.0001 par value; 5000,000,000 shares authorized;
13,717,733 and 5,856,250 shares issued and outstanding	1,372	2,343
Additional paid in capital	4,246,193	24,992
Accumulated deficit	(3,583,107)	(23,386)
Total CodeSmart Holdings, Inc. Stockholders' Equity (Deficit)	664,458	3,949

Non-controlling interest	(1,656,962)	-

Total Stockholders' Equity (Deficit)	(992,504)	-

Total Liabilities and Stockholders' Equity (Deficit)	$269,716	$6,074

The accompany notes are an integral part of the financial statements

CodeSmart Holdings, Inc.
Consolidated Statements of Operations (Restated)
(Unaudited)

	For the three months ended June 30, 2013	For the six months ended June 30, 2013
	(As restated)	(As restated)

Revenue	$24,157	$31,757
Cost of revenue	16,521	19,698
Gross profit	7,636	12,059

Operating expenses:
Compensation	2,566,866	2,595,276
Professional fees	824,050	871,550
Research and development	24,836	24,836
Advertising and promotions	114,056	119,685
Other general and administrative expenses	43,138	45,777
Total operating expenses	3,572,946	3,657,124

Loss from operations	(3,565,310)	(3,645,065)

Other income (expenses)
Interest expense	(82,431)	(82,431)
Change in fair value of derivative liabilities	(1,489,187)	(1,489,187)
Total other income (expense)	(1,571,618)	(1,571,618)

Net loss before non-controlling interest	(5,136,928)	(5,216,683)

Net loss attributable to the non-controlling interest	(1,640,735)	(1,640,735)

Net loss attributable to CodeSmart Holdings, Inc.	$(3,496,193)	$(3,575,948)

Net loss per common share - basic and diluted	$(0.34)	$(0.61)

Weighted average common shares outstanding
-basic and diluted	10,235,695	5,856,250

The accompany notes are an integral part of the financial statements

CodeSmart Holdings, Inc.
Consolidated Statement of Cash Flows (Restated)
(Unaudited)

For the six months ended
June 30, 2013
(As restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,216,683)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	278
Accretion of debt discount	76,740
Share-based compensation	3,001,334
Loss due to change in fair value of derivative liabilities	1,489,187
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,797)
Increase in prepaids and other current assets	(1,605)
Increase in accounts payable and accrued expenses	74,564
Net Cash Used in Operating Activities	(577,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment	(5,000)
Net Cash Used In Investing Activities	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	819,500
Proceeds from the issuance of convertible notes	250,000
Cash paid to cancel shares	(231,000)
Net Cash Provided By Financing Activities	838,500

Net Increase in Cash	255,518

Cash - Beginning of Period	6,074

Cash - End of Period	$261,592

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-
Interest	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discounts recorded on convertible notes	$84,063
Conversion of convertible note and interest into common stock	$111,537
Reclassification of derivative liability to additional paid in capital	$519,750

The accompany notes are an integral part of the financial statements

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
(Unaudited)

Note 1 Nature of Operations

CodeSmart Holdings, Inc. (formerly known as First Independence Corp.) (“Holdings”), a Florida corporation, was formed to private label pourable food products for start-ups, local and national supermarket chains and specialty stores. Holdings was incorporated on February 10, 2012 (Date of Inception) with its corporate headquarters located in Osprey, Florida and its year-end as February 28th, which was subsequently changed to December 31st.

On May 3, 2013, Holdings and the stockholders of The CodeSmart Group, Inc. (the “Company” or “CodeSmart”) who collectively own 68.06% of the outstanding shares of the Company (the “CodeSmart Stockholders”) completed a reverse acquisition transaction through a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby (i) Holdings issued to the CodeSmart Stockholders an aggregate of 3,062,500 shares of its common stock, par value $.0001 (“Common Stock”), in exchange for 68.06% of equity interests of CodeSmart held by the CodeSmart Stockholders. After the Share Exchange Transaction, Holdings implemented a 2-for-1 forward stock split of its Common Stock. All equity disclosures have been retrospectively restated to present both the transaction and the 2-1 forward split.  As a result of the Share Exchange Transaction, CodeSmart became a subsidiary of Holdings.

The share exchange transaction was treated as a reverse acquisition for accounting purposes, with CodeSmart as the acquirer and Holdings as the acquired party. Unless the context suggests otherwise, references in this report to business and financial information for periods prior to the consummation of the reverse acquisition, refer to the business and financial information of CodeSmart and its predecessors. For accounting purposes, the acquisition of CodeSmart has been treated as a recapitalization with no adjustment to the historical book and tax basis of the Company’s assets and liabilities.

Upon completion of the Share Exchange Transaction, the Company changed its name from First Independence Corp. to CodeSmart Holdings, Inc. and commenced trading under the symbol “ITEN” on the OTC QB. The OTC QB market tier of the OTC market helps investors identify companies that are current in their reporting obligations with the SEC. OTC QB securities are quoted on OTC Markets Group's quotation and trading system.

The Company provides on-line education for medical coding and billing to healthcare professionals and also educates new healthcare professionals coming into the field. The Company will also support provider organizations by offering outsourced medical coding services and transitional consulting.

On November 18, 2013, after consulting with the Company’s Board of Directors, management concluded that certain issuances of the Company’s Common Stock were valued and measured improperly. This conclusion resulted in the restatement of the previously issued Quarterly Report on Form 10-Q for the period ended June 30, 2013. See Note 8 for further details.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
(Unaudited)

Note 2 Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“ GAAP ”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “ SEC ”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the three and six months ended June 30, 2013.  Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

The financial statements have been prepared on the going concern basis, which assumes the realization of assets and the liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the financial statements. There can be no assurances that the Company will be successful in generating additional cash from equity or other sources to be used for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements include all accounts of the entities as of June 30, 2013 as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

The CodeSmart Group, Inc.	The State of Nevada, U.S.A.	October 3, 2012	68.06%

All inter-company balances and transactions have been eliminated.

Going Concern Matters

The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations.   The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.  If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the financial statements. There can be no assurances that the Company will be successful in generating additional cash from equity or other sources to be used for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
(Unaudited)

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $(5,216,683) and $(577,982), respectively, for the six months ended June 30, 2013.  In addition, the Company has an accumulated deficit of $3,583,107 as of June 30, 2013.

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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
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

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the derivative liability.

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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
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

There were no financial assets and liabilities measured at fair value as of December 31, 2012.

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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
(Unaudited)

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of revenue levels, gross margins, and operating costs of the manufacturing facilities.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.   Other factors, such as increased competition or a decrease in the desirability of the Company’s services, could lead to lower projected revenue levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the consolidated balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company utilizes the Lattice model that values the liability of the derivative features based on a probability weighted discounted cash flow model with the assistance of a third party valuation firm.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.  Based on these features, there are two primary events that can occur; the holder converts the secured convertible notes or the notes are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative liability.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
(Unaudited)

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three and six months ended June 30, 2013 was $24,836 and $24,836, respectively.

Revenue Recognition and Deferred Revenue

Revenues consist primarily of tuition and fees derived from courses taught by the University online as well as from related educational resources that the University provides to its students, such as access to our online materials and learning management system. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws at a time when a portion or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University will immediately recognize as revenue the tuition that was not refunded. Since the University recognizes revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not be recognized with respect to amounts that could potentially be refunded. The University also charges students annual fees for library, technology and other services, which are deferred and recognized over the related service period. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue and are reflected as current liabilities in the accompanying balance sheets. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.  The Company recognized no deferred revenue at June 30, 2013 and December 31, 2012.

Instructional Costs and Services

Instructional costs and services consist primarily of costs related to the administration and delivery of the Company’s educational programs. This expense category includes compensation for faculty and administrative personnel, costs associated with online faculty, curriculum and new program development costs, bad debt expense related to accounts receivable, financial aid processing costs, technology license costs and costs associated with other support groups that provide services directly to the students.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
(Unaudited)

The Company recognized $16,521 and $19,698 in instructional/service related costs for the three and six months ended June 30, 2013.

Advertising and Promotional Costs

Advertising and promotional costs include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads, producing marketing materials, and advertising. Such costs are generally affected by the cost of advertising media and leads, the efficiency of the Company’s marketing and recruiting efforts, compensation for the Company’s enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Advertising costs consist primarily of marketing leads and other branding and promotional activities. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity.

The Company incurred $114,056 and $119,685 in advertising and promotional costs for the three and six months ended June 30, 2013, respectively.

General and Administrative

General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, information technology, compliance and other corporate functions. General and administrative expenses also include professional services fees, travel and entertainment expenses and facility costs.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

☐
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
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

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, which classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (the “Indirect Method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
(Unaudited)

Note 3 Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2013	Estimated Useful Life
Computer equipment	$5,000	3 years
	5,000
Less: Accumulated depreciation and amortization	(278)
	$4,722

Depreciation for the six months ended June 30, 2013 was $278.

Note 4 Secured Convertible Promissory Notes

On April 15, 2013, CodeSmart sold and issued a secured convertible promissory note (the “Note”) in the amount of $140,000.  The note bore interest of 10% and was due 90 days from the issuance date.  The note and accrued interest were convertible at the option of the holder into shares of the common stock of the Company or the entity with which the Company consummates a merger or business combination at the conversion price of 100% of the per share price of the first private placement of the securities of the Acquirer, subject to potential ratchet adjustments.  The Company evaluated the ratchet provision and concluded that derivative accounting applied.

On July 10, 2013, the holder of this note elected to convert all of the outstanding principal and accrued interest of this note into shares of Common Stock of the Company.

On April 24, 2013, CodeSmart sold and issued a secured convertible promissory note in the amount of $110,000.  The note bore interest of 10% and was due 90 days from the issuance date.  The note and accrued interest were convertible at the option of the holder into shares of the common stock of the Company at the conversion price of 100% of the per share price of the first private placement of the securities of the Company, subject to potential ratchet adjustments. The Company evaluated the ratchet provision and concluded that derivative accounting applied.

On June 14, 2013, the holder of this note elected to convert all of the outstanding principal and accrued interest of this note into shares of Common Stock of the Company.

Note 5 Stockholders’ Equity

(A) Common Stock Transactions

The following were Common Stock issuances during the period January 1, 2013 through June 30, 2013:

On May 3, 2013, the Company issued] two founders of the Company 2,887,500 shares of the Company’s Common Stock.  The Company valued these shares at $2,310,000 or $0.80 per share.  The Company concluded that $0.80 per share was the best indicator of fair value because the Company sold shares at $0.80 per share through a private placement of public equity (“PIPE”) on May 3, 2013.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
(Unaudited)

On May 3, 2013, the Company issued employees and key consultants 864,168 shares of the Company’s Common Stock. The Company recorded a charge of $691,249 or $0.80 per share.  The Company concluded that $0.80 per share was the best indicator of fair value because the Company sold shares at $0.80 per share through a private placement of public equity (“PIPE”) on May 3, 2013.

As part of the reverse merger, the legal acquirer maintained 6,000,000 shares of the Company’s Common Stock.  For the purchase price of $231,000, the outstanding restricted block of the Company’s Common Stock acquired from the previous controlling shareholder was cancelled.

During the six months ended June 30, 2013, the Company sold a total 687,169 shares of Common Stock to various investors for pricing ranging from $0.80 per share in a PIPE consummated on May 3, 2013, to $1.50 per share in a PIPE consummated on June 5, 2013 and the PIPE consummated in July 2013.

On June 14, 2013, a secured convertible note with principal and interest of $111,537 was converted into 278,896 shares of the Company’s Common Stock. The Company inadvertently issued 139,448 extra shares which are in the process of being returned to the Company.

Note 6 Non-controlling Interest

In connection with the reverse acquisition disclosed in Note 1, initially approximately 31.94% of the CodeSmart common shareholders did not participate in the exchange of their shares of CodeSmart common stock for shares of Common Stock of the Company. Those shareholders are recognized as a non-controlling interest in the Company’s condensed consolidated financial statements in accordance with FASB ACS 805-40-25-2. The assets, liabilities and operations underlying the shares of CodeSmart and the Company are identical. However, the shares representing ownership of the Company reflected the combined entity after the Share Exchange transaction, while CodeSmart shares included in the non-controlling interest held by the non-controlling interest represent ownership of that legal entity.

Non-controlling interest at December 31, 2012	$-
Non-controlling interest at share exchange	(16,227)
Non-controlling interest Share of Net Loss for the six months ended June 30, 2013	(1,640,735)
Non-controlling Interest at June 30, 2013	$(1,656,962)

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

 CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
(Unaudited)

Note 8 Restatement of Previously Issued Financial Statements

On November 18, 2013, after consulting with the Company’s Board of Directors, management concluded that certain issuances of the Company’s Common Stock (the “Issuance”) to two founders of the Company valued and measured improperly. The Issuance should have been valued at $0.80 per share in the Company’s previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2013 (the “Quarterly Report”), as opposed to being valued at $0.0004 per share.

Such restatements for the correction of an error, will affect the consolidated balance sheet and consolidated statement of operations causing an increase in compensation expense since the Company recorded an expense related to services performed by the founders.  The adjustment does not affect the cash flows of the Company.

The following tables summarize the effects of the restatements on the specific items presented in the Company’s historical condensed consolidated financial statements previously included in the Quarterly Report:

Consolidated Balance Sheets

	June 30, 2013
	As previously reported	As Restated
Additional paid in capital	$1,937,319	$4,246,193
Accumulated deficit	(2,011,707)	(3,583,107)
Total CodeSmart Holdings, Inc. Stockholders' Equity (Deficit)	(72,987)	664,458
Non-controlling interest	(919,517)	(1,656,962)

Consolidated Statements of Operations

	Three months ended June 30, 2013		Six months ended June 30, 2013
	As previously reported	As Restated	As previously reported	As Restated
Compensation	258,021	2,566,866	286,431	2,595,276
Total operating expenses	1,264,101	3,572,946	1,348,279	3,657,124
Loss from operations	(1,256,465)	(3,565,310)	(1,336,220)	(3,645,065)
Net loss before non-controlling interest	(2,828,083)	(5,136,928)	(2,907,838)	(5,216,683)
Net loss attributable to the non-controlling interest	(903,290)	(1,640,735)	(903,290)	(1,640,735)
Net loss attributable to CodeSmart Holdings, Inc.	(1,924,793)	(3,496,193)	(2,004,548)	(3,575,948)
Net loss per common share - basic and diluted	(0.19)	(0.34)	(0.34)	(0.61)

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements (Restated)
(Unaudited)

Note 9 Subsequent Event

During the period July 1, 2013 to August 15, 2013, the Company sold an aggregate of 1,399,869 shares of the Company’s common stock for proceeds of $2,099,880 at the price of $1.50/share.

On July 10, 2013, the holder of a $140,000 secured promissory note issued by CodeSmart elected to convert all of the outstanding principal and accrued interest of the note into 179,180 shares of common stock of the Company.

On August 20, 2013, the Company entered into and consummated a transaction pursuant to a Share Exchange Agreement whereby (i) the Company issued to a founding shareholder an aggregate of 2,808,000 shares of the Company’s Common Stock, par value $.0001 and (ii) the Company paid the shareholder a cash dividend of $1,350,000 in exchange for the 31.94% of equity interests in the Company. As a result of the Share Exchange Transaction, the subsidiary is now 100% fully owned and a non-controlling interest will no longer be presented in future periods.

On October 31, 2013, the Company consummated and closed a share exchange transaction with Jasper Group Holdings, Inc. (“Jasper”) pursuant to a Share Exchange Agreement dated October 7, 2013 and amended as of October 31, 2013 (the “Jasper Share Exchange Agreement,” such transaction referred to as the “Jasper Share Exchange Transaction”), whereby (i) the Company received 1,106,678 shares of Jasper’s common stock, par value $0.001 (“Jasper Common Stock”), which will constitute 10% of the outstanding shares of Jasper on a fully-diluted basis; and (ii) in consideration of the Jasper Common Stock, the Company issued to Jasper a total of 400,000 shares of the Company’s Common Stock subject to potential adjustments. The Company intends to account for its investment under the equity method and will record its proportionate share of net income as gain or loss. The Company valued the investment at approximately $940,000 (400,000 shares at $2.35 per share on October 31, 2013). On October 18, 2013, BC Eagle LLC (“BC Eagle”) received a total of 25,000 shares of Common Stock in consideration for its digital brand management services to the Company pursuant to a letter proposal dated October 11, 2013.

On October 18, 2013, BC Eagle LLC (“BC Eagle”) received a total of 25,000 shares of Common Stock in consideration for its digital brand management services to the Company pursuant to a letter proposal dated October 11, 2013.

On October 18, 2013, Sonoma Med Leasing, LP (“Sonoma”) received a total of 750,000 shares of Common Stock in consideration for Sonoma’s investor relations consulting and advisory services to the Company pursuant to an IR Consulting Agreement entered between the Company and Sonoma, dated October 17, 2013.

On October 18, 2013, Max Kahn received a total of 67,500 shares of Common Stock in consideration for Mr. Kahn’s business development consulting and advisory services to the Company pursuant to a Business Development Consulting Agreement entered between the Company and Max Kahn, dated October 18, 2013.

On October 29, 2013, the Company issued to a total of 30,000 shares of Common Stock to Lucosky Brookman, LLP and its designees as compensation for its past legal services to the Company pursuant to an engagement agreement between CodeSmart NV and Lucosky Brookman, LLP dated March 12, 2013.

On November 18, 2013, the Company entered into a Common Stock Financing Term Sheet with AGA III Capital LLC (“AGA”).  The Company agreed to issue and sell up to 1,200,000 shares of the Company’s Common Stock at $1.25 per share for proceeds of up to $1,500,000 in tranches with first tranche of $300,000 expected to close on or before November 22, 2013, a second tranche of $300,000 on or before December 1, 2013, and an additional $900,000 on or before December 30, 2013.  On November 25, 2013, both parties agreed to terminate the term sheet.

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

Operating Expenses

Operating expenses for the three months ended June 30, 2013 consisted primarily of compensation and benefits in the amount of $2,566,866, professional fees totaling $824,050 (which included share-based compensation of 692,489) associated with the Company’s share exchange transaction closed on May 3, 2013, as well as advertising and promotion of $114,056.

Loss from Operations

Loss from operations for the three months ended June 30, 2013 was $3,565,310. The loss was primarily attributable to the general and administrative expenses as detailed above offset by minimal tuition revenue.

Net Loss

Net loss from operations for the three months ended June 30, 2013 was $5,136,928. The net loss was primarily attributable to the operating expenses as detailed above offset by minimal tuition revenue. In addition, the derivative liability embedded in the secured convertible note (the “Note”) that was issued by The CodeSmart Group, Inc., the Company’s subsidiary (“CodeSmart NV”), contained full-ratchet anti-dilution features.  The Company recorded a loss on the change in fair value of the derivative liability of $1,489,187.  This loss was primarily driven by a large increase in per share valuation of the Company’s common stock. All of the outstanding principal and accrued interest under the Note was converted into shares of the Company’s common stock in July 2013.

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

Operating Expenses

Operating expenses for the six months ended June 30, 2013 consisted primarily of compensation and benefits in the amount of $2,595,276, professional fees totaling $871,550 (which included share-based compensation of 692,489) associated with the Company’s share exchange transaction on May 3, 2013, as well as advertising and promotion of $119,685.

Loss from Operations

Loss from operations for the six months ended June 30, 2013 was $3,645,065. The loss was primarily attributable to the general and administrative expenses as detailed above offset by minimal tuition revenue.

Net Loss

Net loss from operations for the six months ended June 30, 2013 was $5,216,683. The net loss was primarily attributable to the operating expenses as detailed above offset by minimal tuition revenue. In addition, the derivative liability embedded in the Note that was issued by CodeSmart NV, contained full-ratchet anti-dilution features. The Company recorded a loss on the change in fair value of the derivative liability of $1,489,187. This loss was primarily driven by a large increase in per share valuation of the Company’s common stock. All of the outstanding principal and accrued interest under the Note was converted into shares of the Company’s common stock in July 2013.

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

At June 30, 2013, we had a working capital deficit of $997,226. The Company has recently commenced commercialization of its products, and recorded $24,157 and $31,757, respectively of gross revenue for the three and six months ended June 30, 2013.

Net cash used for operating activities for the six months ended June 30, 2013 was $577,982.  The net loss for the six months ended June 30, 2013 was $5,216,683. Cash used in operating activities was primarily for compensation, professional fees and marketing and advertising.

Net cash obtained through all financing activities for the six months ended June 30, 2013 was $838,500.  This consisted of $819,500 in proceeds from the sale and issuance of common stock, $250,000 in sale and issuance of secured convertible notes and offset by a $231,000 payment to cancel the outstanding shares of the predecessor’s restricted block of common stock outstanding.

Financings

On April 15, 2013, CodeSmart NV sold and issued a secured convertible promissory note in the principal amount of $140,000 (the “Note”).  This note bears interest of 10% and was due 90 days from the issuance date.  The note and accrued interest was convertible at the option of the holder into shares of the common stock of the entity with which CodeSmart NV consummates a merger or business combination (an “Acquirer”) at the conversion price of 100% of the per share price of the first private placement of the securities of the Acquirer, subject to potential ratchet adjustments.  The Company evaluated the ratchet provision and concluded that derivative accounting applies.

On July 10, 2013, the holder of such Note that was issued on April 15, 2013 elected to convert all of the outstanding principal and accrued interest of this Note into shares of common stock of the Company.

On April 24, 2013 the Company sold and issued another Note in the principal amount of $110,000.  This note bears interest of 10% and was due 90 days from the issuance date.  The note and accrued interest was convertible at the option of the holder into shares of the common stock of the Acquirer at the conversion price of 100% of the per share price of the first private placement of the securities of the Acquirer, subject to potential ratchet adjustments.  The Company evaluated the ratchet provision and concluded that derivative accounting applies.

On June 14, 2013, the holder of such Note that was issued on April 24, 2013 elected to convert all of the outstanding principal and accrued interest of this note into shares of common stock of the Company.

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

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $(5,216,683) and $(577,982), respectively, for the six months ended June 30, 2013.  In addition, the Company has an accumulated deficit of $3,583,107 as of June 30, 2013.

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

The Company recognized $16,521 and $19,698 in constructional/service related costs for the three and six months ended June 30, 2013.

Advertising and Promotional Costs

Advertising and promotional costs will include compensation of personnel engaged in marketing and recruitment, as well as costs associated with purchasing leads, producing marketing materials, and advertising. Such costs are generally affected by the cost of advertising media and leads, the efficiency of the Company’s marketing and recruiting efforts, compensation for the Company’s enrollment personnel and expenditures on advertising initiatives for new and existing academic programs. Advertising costs will consist primarily of marketing leads and other branding and promotional activities. Non-direct response advertising activities are expensed as incurred, or the first time the advertising takes place, depending on the type of advertising activity.

The Company incurred $114,056 and $119,685 in advertising and promotional costs for the three and six months ended June 30, 2013, respectively.

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

Restatement of Previously Issued Financial Statements. On November 18, 2013, management concluded that certain issuances of the Company’s Common Stock to two founders of the Company received improper accounting treatment. The shares should have been valued at $0.80 per share on the consolidated balance sheet included in the Company’s previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Quarterly Report”), as opposed to valued at $0.0004 per share as previously reported.

As a result of a deficiency in our internal control over financial reporting relating to the insufficient evaluation of certain terms within the complex warrant agreement, as of the end of the period covered by this report our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective on June 30, 2012.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14.	Filed herewith.

32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODESMART HOLDINGS, INC.

Dated: November 25, 2013	/s/ Ira Shapiro
By: Ira Shapiro
Title: Chief Executive Officer