Form 10-Q
period 2013-09-30
CODESMART HOLDINGS, INC.
filed 2013-11-26
CIK 1543098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 25, 2013 the registrant had 20,782,930 shares of common stock, par value $.0001 per share issued and outstanding.

CODESMART HOLDINGS, INC.

TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CodeSmart Holdings, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "CodeSmart" refers to: (i) CodeSmart Holdings, Inc., a Florida corporation, (ii) The CodeSmart Group, Inc., a Nevada corporation, and (iii) American Coding Quality Association, LLC, a Delaware limited liability company.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CODESMART HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

CodeSmart Holdings, Inc.
September 30, 2013

CodeSmart Holdings, Inc.
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Cash	$654,498	$6,074
Accounts receivable	145,368	-
Prepaid and other current assets	66,447	-
Debt issuance costs, net	10,948	-
Total current assets	877,261	6,074

Property and equipment, net	4,306	-

Total assets	$881,567	$6,074

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$109,904	$2,125
Deferred revenue	62,859	-
Secured convertible notes payable – net of discount of $136,850 and $-	13,150	-
Derivative liabilities	211,685	-
Total current liabilities	397,598	2,125

Total liabilities	397,598	2,125

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 19,183,098 and 5,856,250 shares issued and outstanding	1,918	2,343
Additional paid in capital	14,332,204	24,992
Accumulated deficit	(13,850,153)	(23,386)

Total Stockholders' Equity (Deficit)	483,969	3,949

Total Liabilities and Stockholders' Equity (Deficit)	$881,567	$6,074

The accompany notes are an integral part of the financial statements

CodeSmart Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013

Revenue	$219,618	$251,375
Cost of revenue	113,852	133,550
Gross profit	105,766	117,825

Operating expenses:
Compensation	429,582	3,024,858
Professional fees	1,676,216	2,547,766
Research and development	71,646	96,482
Advertising and promotions	101,618	221,303
Other general and administrative expenses	143,919	189,696
Total operating expenses	2,422,981	6,080,105

Loss from operations	(2,317,215)	(5,962,280)

Other income (expenses)
Interest expense	(21,719)	(104,150)
Interest income	125	125
Derivative expense	(242,425)	(242,425)
Change in fair value of derivative liabilities	178,990	(1,310,197)
Total other income (expense)	(85,029)	(1,656,647)

Net loss	$(2,402,244)	$(7,618,927)

Net loss per common share - basic and diluted	$(0.14)	$(0.77)

Weighted average common shares outstanding - basic and diluted	16,899,771	9,920,121

The accompany notes are an integral part of the financial statements

CodeSmart Holdings, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

For the nine months ended
September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,618,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	694
Accretion of debt discount	97,213
Amortization of debt issue costs	1,052
Share-based compensation	4,386,046
Derivative expense	242,425
Loss due to change in fair value of derivative liabilities	1,310,197
Changes in operating assets and liabilities:
Increase in accounts receivable	(145,368)
Increase in prepaids and other current assets	(66,447)
Increase in accounts payable and accrued expenses	112,378
Increase in deferred revenue	62,859
Net Cash Used in Operating Activities	(1,617,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment	(5,000)
Net Cash Used In Investing Activities	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,464,302
Proceeds from the issuance of convertible notes	400,000
Debt issuance costs paid in cash	(12,000)
Cash paid for dividends	(1,350,000)
Cash paid to cancel shares	(231,000)
Net Cash Provided By Financing Activities	2,271,302

Net Increase in Cash	648,424

Cash - Beginning of Period	6,074

Cash - End of Period	$654,498

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-
Interest	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt discounts recorded on convertible notes	$234,063
Conversion of convertible note and interest into common stock	$254,599
Reclassification of derivative liability to additional paid in capital	$1,575,000
Dividend paid in stock to non-controlling interest	$4,857,840

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

On August 20, 2013, the Company and Marc Kovens (“Kovens”), who owned the 31.94% shares of the Common Stock of the Company that did not participate in the reverse acquisition, entered into and consummated transactions pursuant to a Share Exchange Agreement whereby (i) the Company issued to Kovens an aggregate of 2,808,000 shares of the Company’s common stock, par value $.0001 and (ii) the Company paid Kovens in cash $1,350,000, in exchange for the 31.94% of equity interests. As a result of the Share Exchange Transaction, the subsidiary is now 100% fully owned and a non-controlling interest is no longer presented.

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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of the Company’s management, the accompanying condensed consolidation financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the three and nine months ended September 30, 2013.  Although management believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

The consolidated financial statements include all accounts of the entities at September 30, 2013 as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest at September 30, 2013

The CodeSmart Group, Inc.	The State of Nevada, U.S.A.	October 3, 2012	100%

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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $(7,618,927) and $(1,617,878), respectively, for the nine months ended September 30, 2013.  In addition, the Company has an accumulated deficit of $13,850,153 as of September 30, 2013.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at September 30, 2013 and December 31, 2012.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.  The Company’s secured convertible notes approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and December 31, 2012. The Company did not have any secured convertible notes issued as of December 31, 2012.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of September 30, 2013:

		Fair Value Measurement
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features	$211,685	$-	$-	$211,685	$211,685

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

There were no financial assets and liabilities measured at fair value on the consolidated balance sheets as of December 31, 2012.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013:

	Derivative Liabilities	Total

Balance, December 31, 2012	$-	$-
Total (gains) or losses (realized/unrealized) included in consolidated statements of operations	1,310,197	1,310,197
Purchases, issuances and settlements	476,488	476,488
Transfers in and/or out of Level 3	(1,575,000)	(1,575,000)
Balance, September 30, 2013	$211,685	$211,685

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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three and nine months ended September 30, 2013 was $71,646 and $96,482, respectively.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Revenue Recognition and Deferred Revenue

Revenues consist primarily of tuition and fees derived from courses taught by the University online as well as from related educational resources that the University provides to its students, such as access to our online materials and learning management system. Tuition revenue and most fees from related educational resources are recognized pro-rata over the applicable period of instruction. The University maintains an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which overrides the University’s policy to the extent in conflict. If a student withdraws at a time when a portion or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University will immediately recognize as revenue the tuition that was not refunded. Since the University will recognize revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue is not recognized with respect to amounts that could potentially be refunded. The University also charges students annual fees for library, technology and other services, which are deferred and recognized over the related service period. Deferred revenue and student deposits in any period represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue and are reflected as current liabilities in the accompanying balance sheets. The University’s educational programs have starting and ending dates that differ from its fiscal quarters. Therefore, at the end of each fiscal quarter, a portion of revenue from these programs is not yet earned. Other revenues may be recognized as sales occur or services are performed.  The Company recognized $62,859 and $0 of deferred revenue, respectively, at September 30, 2013 and December 31, 2012.

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

The Company recognized $113,852 and $133,550, respectively in instructional/service income related costs for the three and nine months ended September 30, 2013.

Advertising and Promotions

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

The Company incurred $101,618 and $221,303 in advertising and promotional costs for the three and nine months ended September 30, 2013, respectively.

General and Administrative

General and administrative expenses include compensation of employees engaged in corporate management, finance, human resources, information technology, compliance and other corporate functions. General and administrative expenses also include professional services fees, travel and entertainment expenses and facility costs.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

●
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

●
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

●
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

●
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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

●
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

●
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

●
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

●
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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

The Company had 106,509 shares of common stock equivalents at September 30, 2013 (a $150,000 convertible note at a conversion price that is the lesser of (i) 65% of the average of the three lowest closing bid prices of the Common Stock during a period of 15 trading days prior to the conversion or (ii) $5.00 – at September 30, 2013, the rate was calculated to be $1.4083).

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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013.

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

Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 resolves diversity in practice related to financial reporting involving a parent entity’s accounting for the cumulative translation adjustment of foreign currency into net income upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 clarifies that the sale of an investment in a foreign entity includes, (i) events that result in the loss of a controlling financial interest in a foreign entity and (ii) events that result in an acquirer’s obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date, otherwise known as a step acquisition. Upon the occurrence of these events, the cumulative translation adjustment should be released into net income. ASU 2013-05 is effective for fiscal years and interim periods beginning after December 15, 2014. The Partnership does not expect the adoption of ASU 2013-05 to impact its financial position or its results of operations.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S.GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 Property and Equipment

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2013	Estimated Useful Life
Computer equipment	$5,000	3 years
	5,000
Less: Accumulated depreciation and amortization	(694)
	$4,306

Depreciation expense for the three and nine months ended September 30, 2013 was $416 and $694, respectively.

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

On July 10, 2013, the holder of this note elected to convert all of the outstanding principal and accrued interest of this note into 179,180 shares of Common Stock of the Company.

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

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

On June 14, 2013, the holder of this note elected to convert all of the outstanding principal and accrued interest of this note into 139,448 shares of Common Stock of the Company.

On August 29, 2013, the Company consummated a private placement of a convertible debenture (the “Debenture”) in the principal amount of $150,000. The Debenture is for a term of one year and accrues interest at an annual rate of 8%.  The Debenture may be converted, at the option of the holder, into shares of the Company’s common stock, par value $.0001 (“Common Stock”) at a conversion price that is the lesser of (i) 65% of the average of the three lowest closing bid prices of the Common Stock during a period of 15 trading days prior to the conversion or (ii) $5.00.  The Company paid $12,000 or 8% of the raise as an issuance cost.  The issuance cost is being amortized over the life of debenture.  For the three and nine months ended September 30, 2013, the Company expensed $1,052  as interest expense, respectively.

Note 5 Stockholders’ Equity

(A) Common Stock Transactions

The following were Common Stock issuances during the period January 1, 2013 through September 30, 2013:

On May 3, 2013, the Company issued two founders of the Company 2,887,500 shares of the Company’s Common Stock.  The Company valued these shares at $0.80 per share or $2,310,000.  The Company concluded that $0.80 per share was the best indicator of fair value because the Company sold shares at $0.80 per share through a private placement of public equity (“PIPE”) on May 3, 2013.

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

During the nine months ended September 30, 2013, the Company sold a total 2,469,121 shares of Common Stock to various investors for prices ranging from $0.80 per share to $1.50 per share.

On June 14, 2013, a secured convertible note issued by CodeSmart NV with principal and interest of $111,537 was converted into 139,448 shares of the Company’s Common Stock.

On July 10, 2013, the holder of a secured promissory note issued by CodeSmart elected to convert all of the outstanding principal and accrued interest of such note into 179,180 shares of Common Stock of the Company.

During the nine months ended September 30, 2013, the Company issued 434,467 shares of the Company’s Common Stock for issuance fees in association with the Company’s capital raises.  The Company recorded $1,357,260 in stock issuance costs. The shares were valued using the Company’s closing share price on the Over the Counter Bulletin Board.  The values per share ranged from $2.53 to $3.17.

During the nine months ended September 30, 2013, the Company issued 44,964 shares of the Company’s Common Stock to a consultant of the Company for services rendered.  The Company recorded a charge of $297,212. The shares were valued using the Company’s closing share price on the Over the Counter Bulletin Board.  The value per share was $6.61.

During the three months ended September 30, 2013, the Company issued 375,000 shares of the Company’s Common Stock to a consultant of the Company for services rendered.  The Company recorded a charge of $1,087,500. The shares were valued using the Company’s closing share price on the Over the Counter Bulletin Board.  The value per share was $2.90.

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 6 Non-controlling Interest and Dividend Paid

In connection with the reverse acquisition disclosed in Note 1, one shareholder who owned 31.94% of the CodeSmart common shareholders did not participate in the exchange of their shares of CodeSmart Common Stock for shares of Common Stock of the Company as disclosed in Note 1. That shareholder was recognized as a non-controlling interest in the Company’s condensed consolidated financial statements in accordance with FASB ACS 805-40-25-2.

On August 20, 2013, the Company entered into and consummated a transaction pursuant to a Share Exchange Agreement whereby (i) the Company issued to Kovens an aggregate of 2,808,000 shares of the Company’s Common Stock, par value $.0001 and (ii) the Company paid Kovens a cash dividend of $1,350,000 in exchange for the 31.94% of equity interests in the Company. As a result of the Share Exchange Transaction, the subsidiary is now 100% fully owned and a non-controlling interest is no longer presented.

The assets, liabilities and operations underlying the shares of CodeSmart and the Company were identical. However, the shares representing ownership of the Company reflected the combination of current Company shares and former non-controlling interest shares of CodeSmart.

In accordance with ASC 810-10, the Company recorded a dividend in the amount of $6,207,840 which comprised of $4,857,840, (representing the change in fair value for the 2,808,000 shares of the Company Common Stock from May 3, 2013, date of reverse merger, to August 20, 2013, date of the issuance), and a cash payment of $1,350,000.

Below is a detailed calculation of the total value of the dividend:

Cash paid for non-controlling interest		$1,350,000
Fair value of the 2,808,000 common shares issued for non-controlling interest on August 20, 2013 at a value of $2.53 per share, the closing share price on the Over the Counter Bulletin Board	$7,104,240

Fair value of the 2,808,000 common shares issued for non-controlling interest on May 3, 2013 at a value of $0.80 per share, the per share value on the date of the reverse merger	$2,246,400

Excess fair market value of common stock issued on August 20, 2013 as compared to the non-controlling interest value on May 3, 2013		4,857,840
Total dividend		$6,207,840

CodeSmart Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Note 8 Subsequent Event

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

Results of Operations for the three months ended September 30, 2013

Revenue and Gross Profit

During the three months ended September 30, 2013, the Company earned $137,804 in "instructional" revenue.  The Company incurred $113,852 in costs associated with earning the revenue.  In addition, the Company earned $81,814 in consulting revenue for ICD-10 implementation and analysis.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 consisted primarily of compensation and benefits in the amount of $429,582, professional fees totaling $1,676,216 (which included share-based compensation of $1,384,712), as well as advertising and promotion of $101,618.

Loss from Operations

Loss from operations for the three months ended September 30, 2013 was $2,317,215. The loss was primarily attributable to the general and administrative expenses as detailed above.

Net Loss

Net loss from operations for the three months ended September 30, 2013 was $2,402,244. The net loss was primarily attributable to the operating expenses as detailed above offset by gross profits earned from tuition and consulting revenue.

During the three months ended September 30, 2013, the Company issued to a non-controlling interest holder of CodeSmart NV a dividend of $6,207,840, including a cash portion of $1,350,000, to convert his non-controlling interest in CodeSmart NV into shares of the Company’s common stock, enabling the Company to own 100% of the operating subsidiary, CodeSmart NV.  In addition, the Company sold a convertible debenture for $150,000 during the three months ended September 30, 2013.  The convertible debenture contained embedded features that the Company had to bifurcate and account for at fair value.  On the date of issuance, the Company recorded a derivative expense of $242,425.  As of September 30, 2013, the Company re-valued all derivative instruments and recorded a gain of $178,990.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Results of Operations for the nine months ended September 30, 2013

Revenue and Gross Profit

During the nine months ended September 30, 2013, the Company earned $169,561 in "instructional" revenue. The Company incurred $133,550 in costs associated with earning the revenue.  In addition, the Company earned $81,814 in consulting revenue for ICD-10 implementation and analysis.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013 consisted primarily of compensation and benefits in the amount of $3,024,858, professional fees totaling $2,547,766 (which includes share-based compensation of $4,386,046), as well as advertising and promotion of $221,303.

Loss from Operations

Loss from operations for the nine months ended September 30, 2013 was $5,962,280. The loss was primarily attributable to the general and administrative expenses as detailed above offset by gross profits earned from tuition and consulting revenue.

Net Loss

Net loss from operations for the nine months ended September 30, 2013 was $7,618,927. The net loss was primarily attributable to the operating expenses as detailed above offset by minimal tuition revenue.

During the nine months ended September 30, 2013, the Company issued the non-controlling interest holder of CodeSmart NV a dividend of $6,207,840, including a cash portion of $1,350,000,  to convert his non-controlling interest in CodeSmart NV into shares of the Company’s Common Stock, enabling the Company to own 100% of the operating subsidiary, CodeSmart NV.  In addition, the Company sold a convertible debenture for $150,000 during the nine months ended September 30, 2013 and CodeSmart NV sold two convertible notes for $250,000 during the nine months ended September 30, 2013, all of which were converted into a total of 318,628 shares of the Company’s Common Stock in July 2013.  The outstanding convertible debenture of the Company contained embedded features that the Company had to bifurcate and account for at fair value.  On the date of issuance, the Company recorded a derivative expense of $242,425.  During the nine months ended September 30, 2013, the Company re-valued all derivative instruments and recorded a loss of $1,310,197.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Capital Resources and Liquidity

The following table summarizes total current assets, liabilities and working capital at September 30, 2013.

September 30, 2013
Current Assets	$877,261
Current Liabilities	$397,598
Working Capital Deficit Surplus	$479,663

At September 30, 2013, we had a working capital surplus of $479,663. The Company has recently commenced commercialization of its products, and recorded $251,375 and $219,618, respectively of earned revenue for the three and nine months ended September 30, 2013.

Net cash used for operating activities for the nine months ended September 30, 2013 was $1,617,878.  The net loss for the nine months ended September 30, 2013 was $7,618,927. Cash used in operating activities was primarily for compensation, professional fees and marketing and advertising.

Net cash obtained through all financing activities for the nine months ended September 30, 2013 was $2,271,302.  This consisted of $3,464,302 in proceeds from the sale and issuance of common stock, $400,000 in sale and issuance of secured convertible notes and offset by a $231,000 payment to cancel the outstanding shares of the predecessor’s restricted block of common stock outstanding. An additional offset to the above, the Company issued the non-controlling interest holder a dividend of $6,207,840, including a cash portion of $1,350,000, to convert his non-controlling interest in the Company’s Subsidiary into shares of the Company’s common stock, enabling the Company to own 100% of the operating subsidiary.

Financings

On April 15, 2013, CodeSmart NV sold and issued a secured convertible promissory note with principal in the amount of $140,000.  The note bears interest of 10% and is due 90 days from the issuance date.  On July 10, 2013, the note and accrued interest was converted at the option of the holder into 179,180 shares of the Common Stock of the Company at the conversion price of $0.80 per share price.  The Company evaluated the ratchet provision and concluded that derivative accounting applies.

On April 24, 2013, CodeSmart NV sold and issued a secured convertible promissory note with principal in the amount of $110,000.  The note bears interest of 10% and is due 90 days from the issuance date.  On June 14, 2013, the note and accrued interest was converted at the option of the holder into 139,448 shares of Common Stock of the Company at the conversion price of $0.80 per share. The Company evaluated the ratchet provision and concluded that derivative accounting applies.

On August 29, 2013, the Company consummated a private placement of its convertible debenture (the “Debenture”) in the principal amount of $150,000. The Debenture is of a term of one year and will accrue at an annual interest rate of 8%. The Debenture may be converted, at the option of the holder, into shares of the Company’s common stock, par value $.0001 (“Common Stock”) at a conversion price that is the lesser of (i) 65% of the average of the three lowest closing bid prices of the Common Stock during a period of 15 trading days prior to the conversion or (ii) $5.00.  The Company paid $12,000 or 8% of the raise to a finder as an issuance cost.  The issuance cost is being amortized over the life of debenture.  For the three and nine months ended September 30, 2013, the Company expensed $1,052 to interest expense, respectively.

On January 13, 2013, CodeSmart NV sold 18,750 shares of CodeSmart NV common stock for proceeds of $25,000, at $1.33/share.

During the nine months ended September 30, 2013, the Company sold a total 2,469,121 shares of Common Stock to various investors for prices ranging from $0.80 per share to $1.50 per share.

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

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $(7,618,927) and $(1,617,878), respectively, for the nine months ended September 30, 2013.  In addition, the Company has an accumulated deficit of $13,850,153 as of September 30, 2013.

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

Material Recent Events

On October 31, 2013, the Company consummated and closed a share exchange transaction with Jasper Group Holdings, Inc. (“Jasper”) pursuant to a Share Exchange Agreement dated October 7, 2013 and amended as of October 31, 2013 (the “Jasper Share Exchange Agreement,” such transaction referred to as the “ Jasper Share Exchange Transaction”), whereby (i) the Company received 1,106,678 shares of Jasper’s common stock, par value $0.001 (“Jasper Common Stock”), which will constitute 10% of the outstanding shares of Jasper on a fully-diluted basis; and (ii) in consideration of the Jasper Common Stock, the Company issued to Jasper a total of 400,000 shares of the Company’s Common Stock subject to potential adjustments. The Company intends to account for its investment under the equity method and will record its proportionate share of net income as gain or loss. The Company valued the investment at approximately $940,000 (400,000 shares at $2.35 per share on October 31, 2013),

Recent Accounting Pronouncements

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

Revenue Recognition and Deferred Revenue

Revenues will consist primarily of tuition and fees derived from courses taught by the University online as well as from related educational resources that the University provides to its students, such as access to our online materials and learning management system.  Tuition revenue and most fees from related educational resources will be recognized pro-rata over the applicable period of instruction.  The University will maintain an institutional tuition refund policy, which provides for all or a portion of tuition to be refunded if a student withdraws during stated refund periods.  Certain States in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict.  If a student withdraws at a time when a portion or none of the tuition is refundable, then in accordance with its revenue recognition policy, the University will immediately recognize as revenue the tuition that was not refunded.  Since the University will recognize revenue pro-rata over the term of the course and because, under its institutional refund policy, the amount subject to refund is never greater than the amount of the revenue that has been deferred, under the University’s accounting policies revenue will not be recognized with respect to amounts that could potentially be refunded.  The University will also charge students annual fees for library, technology and other services, which will be deferred and recognized over the related service period.  Deferred revenue and student deposits in any period will represent the excess of tuition, fees, and other student payments received as compared to amounts recognized as revenue and will be reflected as current liabilities in the accompanying consolidated balance sheets.  The University’s educational programs have starting and ending dates that differ from its fiscal quarters.  Therefore, at the end of each fiscal quarter, a portion of deferred revenue from these programs is not yet earned.  Other revenues may be recognized as sales occur or services are performed.  The Company recognized no deferred revenue for the three and nine months ended September 30, 2013.

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

The Company recognized $113,852 and $133,550 in instructional costs for the three and nine months ended September 30, 2013.

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

The Company incurred $101,618 and $221,303 in advertising and promotional costs for the three and nine months ended September 30, 2013, respectively.

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

●
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

●
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

●
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

●
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

●
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

●
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

●
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

●
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

As of September 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2013.

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

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and except for below, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation. On October 31, 2013, the board of directors of the Company appointed Mr. Diego E. Roca as its interim Chief Financial Officer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2013, M1 Capital Advisors received a total of 31,250 shares of Common Stock as compensation for its services delivered in the Third PIPE.

On August 20, 2013, Axiom Capital Management, Inc. (“Axiom”) received a total 44,964 shares of Common Stock pursuant to a Settlement Agreement among the Company, CodeSmart NV and Axiom, dated July 3, 2013.

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

All of the above issuances of shares of our Common Stock were conducted in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) by virtue of compliance with the provisions of Regulation D under the Securities Act.

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

* The XBRL-related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODESMART HOLDINGS, INC.

Dated: November 26, 2013	/s/ Ira Shapiro
By: Ira Shapiro
Title: Chief Executive Officer