Form 10-K
period 2013-12-31
CODESMART HOLDINGS, INC.
filed 2014-04-21
CIK 1543098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 333-180653
CODESMART HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	45-4523372
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Seventh Avenue, 7th Floor New York, NY 10001	(646)-248-8550
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: Common Stock, par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the price at which Common Stock was last sold as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $37,241,053.

As of April 15, 2014, the number of shares of the registrant’s common stock outstanding was 22,635,455.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expected or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Introduction

CodeSmart Holdings, Inc., a Florida corporation (the “Company”) was incorporated in the State of Florida on February 10, 2012 under the name “First Independence Corp.” On June 14, 2013, the Company amended its Articles of Incorporation to change its name to “CodeSmart Holdings, Inc.” The Company has two wholly-owned subsidiaries - The CodeSmart Group, Inc., a Nevada corporation (“CodeSmart NV”) and American Coding Quality Association, LLC, a Delaware limited liability company (“ACQA”). References to “CODESMART™,”  “we,” “us,” or “our,” are references to the combined business of CodeSmart Holdings, CodeSmart NV and ACQA.

On May 3, 2013, the Company, CodeSmart NV and stockholders of CodeSmart NV who collectively owned 68.06% of CodeSmart NV (the “CodeSmart Stockholders”) entered into and consummated transactions pursuant to a Share Exchange Agreement (the “First Share Exchange Agreement”), whereby the Company issued to the CodeSmart Stockholders an aggregate of 6,125,000 shares of the Company’s Common Stock in exchange for the 68.06% of CodeSmart NV owned by the CodeSmart Stockholders.

On May 7, 2013, International Alliance Solutions LLC (“IAS”) transferred and assigned the trademark “CODESMART™” to CodeSmart NV. In addition, on July 11, 2013, CodeSmart NV entered into an Assignment Agreement with IAS, whereby IAS agreed to transfer to CodeSmart NV its remaining assets, including but not limited to IAS's rights in any agreements to which it is a party.

On May 17, 2013, the Company filed with the Secretary of State of Florida, Articles of Amendment to the Articles of Incorporation to (i) change the Company’s name to CodeSmart Holdings, Inc. and (ii) to implement a 2-for-1 forward stock split of the issued and outstanding shares of Common Stock. These changes were approved by the Financial Industry Regulatory Authority (“FINRA”) effective June 14, 2013 and the trading symbol of the Company’s Common Stock was changed to ITEN.

On June 3, 2013, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with American Coding Quality Association, LLC (“ACQA”), whereby the sole owner of ACQA contributed 100% of the membership interests of ACQA to the Company and immediately after the effectiveness of the Contribution Agreement, ACQA became a wholly-owned subsidiary of the Company.

On August 20, 2013, the Company, CodeSmart NV and Marc Kovens, who owned 31.94% of CodeSmart NV, entered into and consummated transactions pursuant to a Share Exchange Agreement (the “Kovens Share Exchange Agreement”), whereby the Company issued to Kovens 2,808,000 shares of the Company’s Common Stock and paid Kovens $1,350,000 in cash, in exchange for the 31.94% of CodeSmart NV owned by Kovens.

As a result of the above transactions, CodeSmart NV became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition of CodeSmart NV by the Company was recorded as a reverse acquisition and recapitalization effected by a share exchange. CodeSmart NV is considered the acquirer for accounting and financial reporting purposes. The Company adopted the fiscal year end of CodeSmart NV and changed its fiscal year end from February 28 to December 31.

Since the acquisitions of CodeSmart NV and ACQA, the Company has changed its business direction and is currently engaged in providing training, consulting and other relevant services for ICD-10 preparation, education and implementation. ICD-10 is the 10th revision of the International Statistical Classification of Diseases and Related Health Problems, a medical classification list by the World Health Organization. In 2009, the United States Department of Health and Human Services mandated the transition from ICD-9, the existing coding system, to ICD-10, originally to take effect on October 1, 2014.  Since then, numerous delays have been announced and the implementation of ICD-10 has been extended to October 1, 2015. The Company, through CODESMART™ UNIVERSITY, its online education solutions provider, offers training programs and consulting services to participants in the healthcare industry that need to transition their coding systems to ICD-10.

On May 3, 2013, the Company filed with the Secretary of State of Florida, Articles of Amendment to its Articles of Incorporation to (i) increase the aggregate number of shares that the Company is authorized to issue to 600,000,000 shares, consisting of 500,000,000 shares of Common Stock and 100,000,000 shares of Preferred Stock; and (ii) to designate the rights of a new Series A Convertible Preferred Stock, which is convertible into Common Stock on a one-to-one basis, has no dividend rights or liquidation preference but entitles the holder to the voting rights equal to 60% of the total votes of all other holders of the Company’s equity. Also on May 3, 2013, the Board of Directors of the Company increased the number of directors of the Company from one to two and elected Mr. Ira Shapiro as Chairman and Chief Executive Officer of the Company and Ms. Sharon Franey as Chief Operating Officer and a director of the Company.

Our Business

CodeSmart Holdings, Inc., formerly known as First Independence Corp., was incorporated in the State of Florida on February 10, 2012. Our activities since inception consisted primarily of trying to develop a facility to create our own private label pourable food products (hot and cold) for national supermarket chains and specialty stores. These activities ceased when we acquired CodeSmart NV and ACQA.

CodeSmart NV was incorporated in the State of Nevada on October 3, 2012, and is engaged in the business of ICD-10 preparation, education and implementation. ACQA, a Delaware limited liability company, was formed on September 23, 2011 by the founders of CodeSmart NV. ACQA intends to become a certification association for medical coding and quality and expects to generate revenue from membership fees, exam certification fees, and by conducting industry conferences and seminars.

ICD-10 is the 10th revision of the International Statistical Classification of Diseases and Related Health Problems, a medical classification list by the World Health Organization. This system is utilized by the medical industry for medical diagnosis codes, which is the method by which healthcare professionals request payment for services rendered in various medical and health care situations. The codes are also the basis of all clinical data related to medical procedures that have been performed. Every medical insurance claim submitted to an insurance company has to be accompanied by a medical code for the condition, treatments, diagnosis and any procedures performed by healthcare providers for the treatment of an illness, injury or disease. These codes are critical to the financial side of the medical industry and the business practices of healthcare providers and medical insurance companies are dependent on these codes.

The transition to the ICD-10 medical coding system is mandated by the United States Department of Health and Human Services, and was originally scheduled to take effect on October 1, 2011.  After numerous delays, the implementation of ICD-10 has now been delayed until October 1, 2015. In addition, the ICD-10 code sets are not a simple update of the ICD-9 code sets, the previous system. The ICD-10 code sets have fundamental changes in structure and concepts that make them very different from ICD-9. With the mandated switch from ICD-9 to ICD-10 approaching, we believe there will be a significant shortage of coders and billers. To address this anticipated demand, CodeSmart has established CODESMART™ UNIVERSITY. According to the ICD-10 PlayBook of the Health Information Management Systems Society (“HIMMS”), the national healthcare IT association (http://www.himss.org/library/icd-10/playbook/sponsors?navItemNumber=13498), CODESMART™ UNIVERSITY is a recommended solution to ICD-10 education and a program that provides complete interactivity, audio lectures, performance-based education, access to live professors, and interactive tools to reinforce learning. CODESMART™ UNIVERSITY offers the ICD-10 education programs needed to educate existing coders and practitioners, as well as coders who are new to the industry and are needed to help with the shortage of medical coders for ICD-10.

CODESMART™ UNIVERSITY is composed of an integrated package of services, which were designed to provide a complete integrated solution for ICD-10 conversion for healthcare professionals.  CodeSmart’s core focus is to furnish the U.S. healthcare industry with educated, trained and qualified ICD-10 certified coders. CodeSmart is utilizing its partnership with Florida International University (“FIU”), which provides support as a strategic partner to host CODESMART™ UNIVERSITY on a private label basis for universities and colleges nationally pursuant to a Course Development and Management Services and License Agreement. CODESMART™ UNIVERSITY provides an integrating program which is supported by its extensive infrastructure of professors and subject matter experts who are currently working for the school. To date, CodeSmart has already enrolled a total of 305 students into its existing coders and new coder programs.

Our Products

ICD-10 Online Training

CODESMART™ UNIVERSITY provides a dynamic on-line training program that teaches current and new medical coding professionals to be proficient with using the new ICD-10 coding system. We provide three different training courses: ICD-10 training for existing coding professionals, ICD-10 training for new coding professionals, and ICD-10 for clinicians. The CODESMART™ learning platform, supported by FIU, offers the most interactive approach to learn ICD-10 nationally. It addresses the three ways of learning, tactile, verbal, and audio. The course design allows interactivity within each course, and provides access to outside resources for additional learning. The three dimensional design of the course actually allows students to learn anatomy and physiology through virtual dissection of the human body parts and many types of interactive exercises to reinforce learning.

Consulting Services

CodeSmart also provides a number of ancillary services, which integrate to provide a complete ICD-10 and revenue cycle solution, including but not limited to the following:

●	Training and education for ICD-10 - CodeSmart has the ability to provide highly qualified management and staff, including qualified ICD-10 trainers;

●	ICD 10 preparation for healthcare providers;

●	Outsourced coding/auditing;

●	Job placement services for trainers and coders; and

●	Clinical documentation improvement programs and training

Workshops and Corporate Training

CodeSmart plans to host live instructional workshops at a variety of different sites, including but not limited to hospitals, schools, or other continuing education courses.  Additionally, we plan to air these instructional workshops via webinar.

CodeSmart also plans to offer extra certifications / courses (Specialty Certifications) to the following practice areas or specialties:

●	Physicians

●	Dental

●	Chiropractors

●	Nursing

●	Surgery

●	Radiology

When appropriate, corporate/hospital/facility/practice training in other subject areas such as practice management, project management and training will also be offered to prospective students.

Conventions / Conferences

CodeSmart plans to host annual meetings/conventions with various continuing education programs. Exhibitors and vendors at such events will be able to present new products to the coders, office managers, physicians (and other certification holders). Initially we anticipate these being small regional meetings until we grow into the ability to host meetings on a national scale.

Our Market Opportunity

As a well-developed industry in the United States, the healthcare industry had approximately $2.6 trillion spending in 2010. (http://www.npr.org/blogs/health/2012/03/19/148932689/health-care-in-america-follow-the-money). In this industry, a nationwide shortage of medical coders is well recognized, and the needs for more better-trained coders are exacerbated by the implementation of ICD-10 (http://1199seiubenefits.org/wp-content/uploads/2012/06/Addressing-the-Demand-for-Medical-Coders.pdf). Experts project that a significant shortage of new coders will generate thousands of job opportunities as skilled ICD-10 coders will be needed during the next 5 years as the industry transitions from ICD-9, the previous coding system, to ICD-10. (http://www.modernhealthcare.com/article/20130615/MAGAZINE/306159957).

We believe businesses that need ICD-10 training and support services will include hospitals, physicians, ambulatory centers, clinics, nursing homes and any other provider that codes for reimbursement. In addition to businesses, our students may come from colleges and universities, professional and vocational schools, consulting firms, healthcare IT firms, EHR companies, individual consultants, and other related firms.

The Department of Health and Human Services and the Centers for Medicare & Medicaid Services oversee medical diagnosis codes, and the use of the new ICD-10 coding system will be mandatory. All medical service providers in the United States must be ICD-10 compliant by no later than October 1, 2015. Currently, there are over 18 million workers in healthcare industries (http://www.cdc.gov/niosh/topics/healthcare/), and we believe most of the physicians, nurses, medical coders, and hospital employees in the U.S. need to receive this mandatory expertise through training and education. The old medical code system had approximately 16,000 codes, and ICD-10 has approximately 155,000 codes, highlighting the significant amount of education regarding codes that needs to take place in order for medical practitioners and hospitals to be compliant and continue to qualify for reimbursement (http://www.icd10watch.com/headline/icd-10-gets-one-year-pushback).

Additionally, we believe there will be a projected shortage of coders in the near future as the healthcare industry is in a growing mode as a result of the increased utilization of hospital services by an aging population and the growth of tests and treatments. (http://1199seiubenefits.org/wp-content/uploads/2012/06/Addressing-the-Demand-for-Medical-Coders.pdf). For these reasons, Forbes has reported that there is going to be significant demand for ICD-10 trained coders over the coming years, especially for coders that are new to the industry, who may be able to make over $60,000 per year without a college degree (http://www.forbes.com/sites/davidwhelan/2011/10/11/how-to-get-an-80000-job-in-health-care-without-a-college-degree).  The workload for implementing ICD-10 is much greater because the specificities between ICD-9 and ICD-10 coding are very different and the level of detail in ICD-10 requires an entirely different skill set. Thus, we will be focusing our efforts on becoming a leader in educating and training the new ICD-10 coders.

We believe that our alliance with Florida International University offers a significant advantage in providing distribution and outreach channels with high schools, community colleges and other associations.

The following groups will be especially targeted for careers in coding ICD-10:

●	Senior population

●	High School Graduates

●	Community Colleges

●	Military Veterans

●	Disabled

●	Federal and State Programs

●	Unemployment Offices

We anticipate reaching these markets through advertising, community outreach and by establishing relationships with the various channels and distribution networks.  To assist in marketing the CODESMART™ UNIVERSITY to new coders, we have established a tuition financing program for students through one of our teaming partners. The availability of this financing program will help attract students to our program and allow us to access a much larger population of potential students who may not otherwise be able to afford tuition costs.

Strategic Partnerships/Alliances

Between November 2012 and August 2013, the Company entered into consulting agreements with universities and education centers and the Company has established strategic partnerships with Florida International University, the University of Central Florida, New York State University in Binghamton, and Polk State College (the “Universities”).  Pursuant to the consulting agreements with the Universities, the Company agreed to provide subject matter expertise in ICD-10 coding and its CODESMART™ UNIVERSITY program so that the Universities are able to offer online ICD-10 education programs as well as on-site training, seminars and webinars.

In addition, the Company has also entered in to consulting agreements with healthcare companies, including Freedom Medical Billing, LLC, Fort Wayne Medical Program and Amerinet Inc. (the “Healthcare Companies”), whereby the Company agreed to provide subject matter expertise in ICD-10 coding and granted a license to the Healthcare Companies to offer the CODESMART™ UNIVERSITY curriculum and on-site training.

We began to receive revenues from these agreements and relationships during the fourth quarter of 2013. We have not achieved significant revenues at an earlier point due to numerous delays in ICD-10 implementation, the most recent announced on March 31, 2014, which extended the deadline for ICD-10 compliance to October 1, 2015.  The latest delay in the implementation of ICD-10 will allow us to address further sales and marketing opportunities that exist for healthcare organizations that have not yet begun the transition to ICD-10.

Customers

Customers for our products and services include:

●	Physicians

●	Hospitals

●	Coders

●	Billers

●	Outsourced coding and billing companies

●	Nurses

●	Physician assistants

●	Nursing Homes

●	Ambulatory Centers

●	Clinics

Marketing and Sales

CodeSmart is undertaking a marketing campaign with a multi-faceted approach to address different healthcare market segments.

Identifying the CODESMART™ brand and delivering our message to healthcare facilities is a critical component of our marketing plan. Our target market is entity or person who needs to code for reimbursement, including but not limited to, hospitals, physicians, ambulatory centers, and nursing homes.

We have initiated a sponsorship campaign and are now endorsed by HIMMS, a cause-based, not-for-profit organization focusing on providing optimal use of information technology and management systems for healthcare. HIMMS created the ICD-10 PlayBook, which provides critical information to assist hospitals, ambulatory centers, practitioners, and their staff in transitioning to ICD-10 and provides the industry with resources related to their ICD-10 transition. Our main target population is hospitals, of which there are more than 5,000 registered hospitals according to the American Hospital Association (http://www.aha.org/research/rc/stat-studies/fast-facts.shtml, and other health systems nationally. We believe that this program will help generate various leads, build our CODESMART™ UNIVERSITY brand and give us a recognizable identity as an organization known to ensure the right coding procedures, offering good quality education in the industry for coders and clinicians.

We have initiated a relationship with a direct marketing company for the education space to engage in a nationwide campaign to generate leads for CODESMART™ UNIVERSITY. A public relations campaign integrated with the lead generation program is in the process of being designed and executed and will include advertising and press coverage in magazines, radio, television, industry publications, trade shows, industry associations, press releases, social media, etc. These will be part of our branding strategy.

In addition, we have begun a social media campaign utilizing blogs, twitter, Facebook, and LinkedIn. A targeted campaign will be made to the following distribution groups:

1.	Technology companies

2.	Healthcare management companies

3.	Group purchasing organizations

4.	Law firms

5.	CPAs

6.	Our strategic partners

7.	Consulting firms

8.	Trade associations

9.	Universities, colleges and other educational organizations

10.	Outsourced coding and billing companies

In addition, the Company will continue to speak at industry functions and maintain a presence in industry associations. Further, we are planning to exhibit CODESMART™ UNIVERSITY at different industry events on an ongoing basis.

As we grow, we plan to bring on new business development professionals and account management specialists with strong healthcare backgrounds to pursue sales in two distinct markets - healthcare organizations (providers and payers) and potential new coders, including those looking for new career opportunities. These market segments require different sales strategies. The healthcare organization would require a more sophisticated and consultative sale while the recruitment of potential new coders will focus on unemployed or individuals in a career transition. We currently have significant distribution relationships in place that will need to be managed and cultivated by account representatives.

Competitive Environment/Comparison of ICD-10 Online Curriculums

In CODESMART™ UNIVERSITY, ICD-10 online curriculums provide training for the following in one school: existing coders, new coders and clinicians in a certification program.

Consulting companies that have created on-line learning platforms do not provide training for new coders, only for existing coders and clinicians, and they are less interactive and not designed by education design experts. Many organizations are only capable of providing limited onsite training resources. American Health Information Management Association (“AHIMA”) is currently providing training onsite for ICD-10 trainers.  We provide an interactive on-line education program, which includes intuitive professors’ help and mentoring to the students through the program. In addition, the study programs are difficult to replicate and building an on-line university of our caliber is a barrier to entry.

CODESMART™ Programs

CODESMART™ ICD-10 training to New Medical Professionals
Very thorough in:
introduction to coding and reimbursement;
anatomy, physiology, medical terminology;
pathophysiology;
pharmacology;
health information and records managements;
CPT& HCPCS coding;
ICD-9;
ICD-10-CM;
ICD-10-PCS;
Computerized Billings; and
Electronic Health Records.
For over 900 hours

CODESMART™ ICD-10 training to Existing Medical Professionals	Includes the following courses: anatomy, physiology, medical terminology; pathophysiology; pharmacology; ICD-10-CM; and ICD-10-PCS. For over 200 hours
CODESMART™ ICD-10 training to Clinicians	Does not include courses listed above, but does include Clinical Document Improvement For approximately 15 hours

Coding School Development and Costs/Operations

The curriculum was developed by the CODESMART™ educational team lead by the Dean of CODESMART™ UNIVERSITY and our network of subject matter experts. We used certified trained subject matter experts in the industry for ICD-10 and related subject matter for the curriculum.

Florida International University is providing the customer service and back office support for CODESMART™ UNIVERSITY and will continue to provide operational and administrative support. This will include webhosting, customer service, continued programming and development of new courses. There will be constant updates to the content as rules and regulations change. Additionally, we plan to create new courses over the next few years that go beyond coding and clinical documentation. New course programs being considered for the future include: trainers, project management, and healthcare IT curriculums.

CodeSmart will also update the content of the courses in response to new requirements. Our professors/subject matter experts will provide these updates and will be available to answer questions from students as well to help monitor their respective courses.

We intend to add consultants and certified coders to the team of our University.  In addition, our systems will be structured to focus on execution and the business impact of our courses and curriculums, such as the development of a roadmap for all major activities required for completion of our course as well as recommendations for program governance and coordination throughout the project.

Technology

We have technology to track sales and commissions, to maintain a database of coders/candidates and track the deployment of how staff will be utilized. Outsourced coders are virtual and based where they live, enabling recruitment and access to the best available talent. We have software to code remotely which provides a safe and secure environment and it is HIPAA compliant.

Our websites continue to be revised as new curriculum is launched. Search engine optimization, which will be managed internally, will also be completed in the near future.

Our Growth Strategy

We intend to pursue the following strategies to drive our future growth:
●	Generate enrollment growth. We intend to continue to drive increased enrollments through targeted marketing and recruiting efforts as well as through referrals.

●
Enhance our curriculum to include new programs in Health IT, continuing education for coders, clinical documentation, and other related programs addressing the personnel needs of the healthcare market.

●	Expand our presence in revenue cycle consulting and outsourced coding business.

●	Expand the clinical documentation software business.

●	Further develop tuition financing program with related products and programs to provide to students so that they maintain a long term relationship with CodeSmart.

●
Strengthen awareness and recognition of the CODESMART™ brand. The CODESMART™ brand already enjoys recognition within ICD-10 coding community. We have developed a comprehensive brand strategy and intend to invest in further developing awareness of both the CODESMART™ brand and the core philosophy behind our learning system.

●	Continue to align with large distribution partners who give us exclusivity in targeted markets, thus locking out competition.

●	CODESMART™ has partnered with The Wright Resource Group in Texas who runs grant and scholarship programs for Veterans, the underprivileged and other populations who need education and jobs. They are incorporating the CODESMART™ new coder program as part of the existing grants and also setting up new grants and scholarships. We anticipate that this relationship will assist us achieve significant growth of new coder students to be enrolled.

Significant Accomplishments

    ●     The CODESMART™ name and brand has been registered as a trademark with the U.S. Patent Office.

    ●     Distribution arrangements are already in place with Ciracet Corp. (“Ciracet”), and Amerinet Choice, LLC and Amerinet, Inc. (the “Amerinet Group”) (collectively, the “Distribution Partners”), whereby the Distribution Partners refer clients to the Company as well as market the Company’s products  on a commission basis. If Ciracet refers outsourced coding business to the Company, the Company will pay Ciracet 20% of the gross margin for each coder who provides services to a Ciracet client. In addition, Ciracet will receive 10% to 30% of the tuition received by the Company from enrollment of students that is generated by Ciracet’s private label marketing effort. The Company also entered into a long-term agreement regarding a “choice” program with Amerinet Group, one of the country’s three largest hospital group purchasing organizations (“GPO”) representing 2,800 hospitals.  This program gives CodeSmart an endorsement from the Amerinet Group as the premier provider of all ICD-10 related services. The hospital members who are partners in the GPO receive incentives from Amerinet for utilizing CODESMART™ products because of our Amerinet “partner” status. In addition, Amerinet Group agreed to grant the Company a sublicense to distribute, market and/or sell the Company’s products, including ICD-10 training courses, outsourced medical coding and ICD-10 transition project management, under the trademark of the Amerinet Group.

●     CODESMART™ University has been endorsed by two regional extension centers in Florida, Central Florida Regional Extension Center and South Florida Regional Extension Center, which are involved in a federal program overseen by the Office of the National Coordinator For Health Information Technology, who promotes electronic health information and ICD-10 to over 6,000 providers in South Florida.

Intellectual Property

Trademarks and Trade Secrets

On May 7, 2013, we entered into an Assignment of Trademark and Trademark Application Agreement with IAS, whereby IAS transferred the trademark of “CODESMART™” to us.

We also utilize Confidentiality, Non-Disclosure and Non-Compete Agreements to protect our proprietary rights.

License

CodeSmart grants permission to various universities and colleges to use the ICD-10 training program. Pursuant to a license agreement with FIU, CodeSmart NV granted permission to use the content of the ICD-10 coding program as part of their online courses. FIU is responsible for providing course development and management of the CODESMART™ online courses and will remit the course fees to CodeSmart NV. FIU has completed the on-line course development and the courses are open to students.  We have also entered into an agreement with the University of Central Florida whereby we granted a license to them to utilize the ICD-10 training curriculums, for which they provide the platform for online courses for the ICD-10 programs.

Employees

We currently have 15 full-time employees, consisting of 3 executive officers, 3 sales and marketing employees, 6 education and consulting employees and 3 administrative employees.  CodeSmart considers its employee relations to be good, and to date has not experienced a work stoppage due to a labor dispute. CodeSmart’s employees are not represented by a labor union.

Principal Executive Offices

Our principal executive office is located at 275 Seventh Avenue, 7th Floor, New York, NY 10001.  Our principal telephone number is (646) 248-8550.

ITEM 1A. RISK FACTORS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2. PROPERTIES

The Company currently does not own any properties. We rent our executive offices for $6,527 per month under an annual lease expiring May 31, 2015. The Company believes that the aforementioned office space will be sufficient for its current needs.  The Company expects to rent executive offices to establish as our headquarters in the future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  There are currently no legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the OTC Market Group’s OTCQB.  Our common stock was traded under the symbol “FICF” until July 15, 2013 and is currently quoted on the OTCQB under the trading symbol “ITEN.” Our common stock did not trade prior to May 16, 2013. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices are split-adjusted to reflect the 2-for-1 stock split effective on June 14, 2013.

Fiscal Year 2012*	High	Low
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

Fiscal Year 2013	High	Low
First Quarter*	$-	$-
Second Quarter	$7.95	$4.16
Third Quarter	$7.02	$1.99
Fourth Quarter	$3.25	$0.60

* The Company’s Common Stock did not trade until May 16, 2013.

As of April 15, 2014, the last sale price reported on the OTCQB for the Company’s Common Stock was $0.38 per share.

Holders

As of April 15, 2014, we had 22,635,455 shares of our Common Stock issued and outstanding, of which 14,000 shares of our Common Stock had not yet vested. There were 136 beneficial owners of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our Board of Directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

On December 9, 2013, the Board of Directors of the Company adopted the CodeSmart Holdings, Inc. 2013 Stock Incentive Plan to enhance the profitability and value of the Company for the benefit of its shareholders by enabling the Company to offer certain eligible employees, consultants and non-employee directors cash and stock-based incentives in the Company to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s shareholders.

The aggregate number of shares of our common stock that may be issued under the Plan is 3,100,000 shares, which may be increased at the end of each fiscal year of the Company in the same proportion as the issued and outstanding stock of the Company during such fiscal year, subject to a maximum of 15%. Currently, no equity compensation has been granted under the Plan.

Unregistered Sales and Issuances of Equity Securities

The following securities were issued during the year ended December 31, 2013 in reliance upon the exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933:

The following sales and issuances of Common Stock were made during the year ended December 31, 2013

Common Stock issued for financing fees and note issuance costs:

During the period from August 2013 to September 2013, the Company issued 434,467 shares of the Company’s Common Stock for issuance fees in association with the Company’s capital raises. The Company recorded a charge to stock based compensation of $1,357,260. The shares were valued using the Company’s closing share price on the OTCQB. The values per share ranged from $2.53 to $3.17.

On November 26, 2013, the Company issued 50,000 shares of the Company’s common stock to an investor pursuant to a convertible promissory note executed on the same day. The Company recorded a charge of $44,500 as interest. The shares were valued using the Company’s closing share price on the OTCQB. The value per share was $0.89.

Common Stock issued for services rendered:

On August 27, 2013, the Company issued 375,000 shares of the Company’s Common Stock to a consultant of the Company in connection with an agreement for advisory services.  The Company recorded a charge of $1,087,500. The shares were valued using the Company’s closing share price on the OTCQB.  The value per share was $2.90.

On October 18, 2013, the Company issued 842,500 shares of the Company’s Common Stock to various consultants of the Company for services rendered.  The Company recorded a charge of $2,323,615. The shares were valued using the Company’s closing share price on the OTCQB.  The value per share was $2.76.

On October 29, 2013, the Company issued 30,000 shares of the Company’s Common Stock to the Company’s former legal representative as settlement for prior legal services rendered.  The Company recorded a charge of $80,700. The shares were valued using the Company’s closing share price on the OTCQB.  The value per share was $2.69.

On November 25, 2013, the Company issued 30,000 shares of the Company’s common stock to a consultant of the Company for services rendered.  The Company recorded a charge of $30,000. The shares were valued using the Company’s closing share price on the OTCQB.  The value per share was $1.00.

Common Stock issued for 10% acquisition of Jasper Group Holdings, Inc.

On October 31, 2013, the Company consummated and closed a Share Exchange Transaction with Jasper Group Holdings, Inc. pursuant to a Share Exchange Agreement originally dated October 7, 2013 and amended as of October 31, 2013, whereby the Company received 1,106,678 shares of Jasper’s common stock, which constituted 10% of the outstanding shares of Jasper on a fully-diluted basis and, as consideration for the Jasper common stock, the Company issued to Jasper a total of 400,000 shares  of the Company’s common stock, subject to potential adjustments (see Note 7).

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any equity securities during the year ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Plan of Operations

The Company has implemented operations and anticipates achieving its goals and objectives by reaching healthcare organizations including hospitals, private physician practices and specialty care centers in order to provide ICD-10 training, Clinical Documentation Software sales and consulting services. The Company intends to utilize a strong branding and marketing campaign to reach such organizations. The Company intends to utilize a multifaceted and aggressive marketing campaign including a direct marketing plan in order to build the CodeSmart brand.

Results of Operations for the year ended December 31, 2013 and the period October 3, 2012 (inception) to December 31, 2012

Revenue and Gross Profit

During the year ended December 31, 2013, the Company earned $272,730 in instructional revenue. The Company incurred $101,889 in costs associated with earning the revenue. In addition, the Company earned $146,620 in consulting revenue for ICD-10 implementation and analysis and incurred costs of $39,721 associated with earning the revenue.  As a result, the Company’s gross profit for the year ended December 31, 2013 was $277,740.  The Company had no revenue or costs associated with earning revenue during the period October 3, 2012 (inception) to December 31, 2012.

Operating Expenses

Operating expenses for the year ended December 31, 2013 consisted primarily of compensation and benefits of $3,550,423 and professional fees of $8,559,627. These expenses, aggregating $12,110,050, include share-based compensation of $9,676,278.  Share based compensation was attributed primarily to the issuance of shares to executive officers, management personnel and consultants in exchange for consulting services, founders fees, financing costs and compensation.  The Company does not expect these expenses to recur at this level in the future and therefore anticipates that the overall amount of compensation and benefits and professional fees for 2014 will decrease significantly.  Professional fees were incurred primarily for legal, accounting and consulting costs in connection with the company’s start-up and organizational costs, reverse acquisition and costs related to the sales of securities and convertible notes. The Company anticipates that it will continue to incur a significant amount of legal costs in the upcoming year as it continues to pursue financings for the Company in the form of sales of securities and convertible notes.  The Company incurred $23,386 in general and administrative expenses for the period October 3, 2012 (inception) to December 31, 2012.

Loss from Operations

Loss from operations for the year ended December 31, 2013 and the period October 3, 2012 (inception) to December 31, 2012 was $12,864,909 and $23,386, respectively. The loss for the year ended December 31, 2013 was primarily attributable to the compensation and benefits and professional fees described above of $12,110,050 and a charge of $1,000,000 for the write-off of our investment in Jasper. Other operating expenses, including research and development, advertising and general and administrative expenses of $1,032,599, offset by gross profits earned from tuition and consulting revenue. The loss from operations for the period October 3, 2012 (inception) to December 31, 2012 was due to general and administrative expenses.

Net Loss

Net loss from operations for the year ended December 31, 2013 and the period October 3, 2012 (inception) to December 31, 2012 was $16,043,608 and $23,386, respectively. The net loss was primarily attributable to the loss from operations, derivative expense and changes in the fair value of our derivative instrument liabilities of $1,880,404. The net loss for the period October 3, 2012 (inception) to December 31, 2012 was due to general and administrative expenses.

Inflation did not have a material impact on the Company’s operations for the period. The delay of the implementation of ICD-10 to October 1, 2015, announced on March 31, 2014 could have a material impact on the Company’s operations for the upcoming year. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2013, we had a working capital deficit of $1,503,630.  Our current liabilities of $1,810,246 exceeded our current assets of $306,616.  We had an accumulated deficit of $22,274,834 from the period October 3, 2012 (inception) to December 31, 2013.  However, we have no contingencies or long-term obligations.

As of December 31, 2012, we had working capital of $3,949.  Our current assets of $6,074, consisting of cash exceeded our current liabilities of $2,125.  We had an accumulated deficit of $23,386 from October 3, 2012 (inception) to December 31, 2012.  However, we had no contingencies or long-term obligations.

We had a cash balance of $153,834 on December 31, 2013.  Net cash used for operating activities for the year ended December 31, 2013 was $2,751,913. The net loss for the year ended December 31, 2013 was $16,043,608. Cash used in operating activities was for compensation, professional fees and marketing and advertising.

We had a cash balance of $6,074 on December 31, 2012.  Net cash used for operating activities for the period October 3, 2012 (inception) to December 31, 2012 was $18,926. The net loss for the period October 3, 2012 (inception) to December 31, 2012 was $23,386. Cash used in operating activities was for general and administrative expenses.

Net cash obtained through all financing activities for the year ended December 31, 2013 was $2,904,673. This consisted of $3,571,173 in proceeds from the sale and issuance of common stock, $992,500 from the issuance of secured convertible notes, offset by payments of $231,000, $28,000 and $50,000 to cancel the outstanding shares of the predecessor’s restricted block of common stock outstanding as part of our recapitalization, payments for debt issuance costs and the repayment of a convertible note, respectively. An additional offset to the above, the Company issued the former non-controlling interest holder a dividend of $6,207,840, including a cash portion of $1,350,000, to convert his non-controlling interest in the Company’s operating subsidiary into shares of the Company’s common stock, enabling the Company to own 100% of the operating subsidiary.  For the year ended December 31, 2013, we had net cash flows of $147,760.

Financings and Sources of Liquidity
During 2013, we issued seven convertible notes and debentures, with aggregate face values of approximately $1,070,000, resulting in net proceeds of approximately $992,500. Subsequent to December 31, 2013 and through April 15, 2014, the Company issued nine convertible notes to various investors, with aggregate face values of approximately $860,000, resulting in net proceeds of approximately $745,000. In addition, in January 2014, the Company sold 129,630 shares of the Company’s common stock to an investor for approximately $62,000 and in March 2014 sold 382,500 shares of common stock to various investors for approximately $153,000.

Over the next 12 months, we plan to continue to fund our operations through the sale of common stock, common stock warrants, convertible notes or a combination thereof.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $16,043,608 and net cash used in operations of $2,751,913, for the year ended December 31, 2013. In addition, the Company has an accumulated deficit of $22,274,834 and $23,386 as of December 31, 2013 and December 31, 2012, respectively.

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the our consolidated financial statements. There can be no assurances that the Company will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

On March 31, 2014, the implementation of ICD-10 was once again delayed.  As of today, the implementation is scheduled to take effect on October 1, 2015.  Because of the delay, we do not anticipate generating any significant revenues or cash flows related to ICD-10 training.

To date, all of our funding has been generated from private investors. During the next 12 months, we anticipate obtaining additional funding to continue expansion and basic company operations. We do not have sufficient funds to fully implement our business plan until such time as we are able to raise additional funds, of which there is no guarantee. If we do not obtain the funds necessary for us to continue our business activities, we may need to curtail or cease our operations until such time as we have sufficient funds.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s consolidated financial statements.

Critical Accounting Policies

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements.  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Our critical accounting estimates include the following:

Revenue Recognition

Revenues consist primarily of tuition and fees derived from online courses taught by CODESMART™ UNIVERSITY as well as from related educational resources that the University provides to its students, such as access to our online materials and learning management system. Tuition revenue and most fees from related educational resources are recognized upon enrollment. The University maintains an institutional tuition refund policy, which provides for a full refund within stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws within the University’s allotted refund period, then in accordance with its revenue recognition policy, the University will immediately not recognize as revenue the tuition that was originally recorded.

Segment Information

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”).  The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance.  The entity level financial information is identical to the information presented in the accompanying consolidated statements of operations. Currently Management believes that the business operations are all contained in one segment and Management will continue to evaluate their reporting in the future.

Exit from Development Stage

The Company was in the development stage as defined by ASC 915 “Development Stage Entities.” A development stage enterprise is one in which planned and principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from. The Company exited the development stage May 3, 2013.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Transactions in which or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. Common stock issued for services is valued based on quoted market prices for our common stock. The related expense is recognized when the services are provided or over the term of the agreement with the service provider.

Derivative Liabilities Valued at Fair Value

We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks. However, certain financial instruments, such as the embedded conversion option in our convertible notes and common stock warrants, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded, and continuously carried, at fair value.

Determining the fair value of these instruments involves judgment and the use of certain relevant assumptions including, but not limited to, the volatility of our common stock, interest rates, anti-dilution provisions, and conversion/redemption privileges. The use of different assumptions or changes in those assumptions could have a material effect on the estimated fair value amounts.

Long-lived Assets

We review long-lived assets which are held and used, including investments and property and equipment, for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset over its expected useful life and are significantly impacted by estimates of future prices, capital needs, economic trends and other factors that are inherently difficult to forecast. If the asset is considered to be impaired, we record an impairment charge equal to the amount by which the carrying value of the asset exceeds its fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous Independent Registered Public Accounting Firm

On June 11, 2013, in connection with the Company’s acquisition of the assets and operations of CODESMARTTM and the related change in control of the Company, the Board of Directors of the Company terminated Messineo & Co. CPAs LLC (“Messineo”) as the Company’s independent registered public accounting firm.

The Company’s consolidated financial statements for the fiscal year ended February 28, 2013 (prior to the Company’s change of fiscal year end) were audited by Messineo. Messineo’s report on our  consolidated financial statements for the most recent fiscal year did not contain an adverse opinion, a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except the inclusion of a paragraph indicating substantial doubt about our ability to continue as a going concern.

During the fiscal year ended February 28, 2013 and through June 11, 2013, (a) there were no disagreements with Messineo on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Messineo, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the consolidated financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

New Independent Registered Public Accounting Firm

On June 11, 2013, the Board of Directors ratified the appointment of KBL, LLP (“KBL”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2013. KBL is located at 114 West 47th Street, New York, NY 10036.

During the Company's previous fiscal year ended February 28, 2013 and through June 11, 2013, neither the Company nor anyone on the Company's behalf consulted with KBL regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(v) of Regulation S-K. Prior to the Share Exchange Transaction, CODESMARTTM had been audited by KBL.

A copy of the letter from Messineo to the SEC, dated June 17, 2013, was filed with SEC

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our interim Chief Financial Officer in connection with the review of our consolidated financial statements as of December 31, 2013.

Management believes that the material weaknesses set forth in items (1), (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our consolidated financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a new position in order to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. When funds are available to us, we plan to appoint one or more outside directors to our Board of Directors, who will be appointed to an audit committee, resulting in a fully functioning audit committee which will undertake the oversight of the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more outside directors, who would be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of calendar year 2014. Additionally, we plan to test our updated controls and remediate our deficiencies in 2014.

Changes in internal controls over financial reporting

Except for the following, there was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

On May 3, 2013, Nigel Lindsay, our former Chief Executive Officer, President and Director, resigned from all of his positions as a director and officer of the Company. On the same day, Ira Shapiro was appointed as the Chief Executive Officer and Chairman of the Board of the Company, and Sharon Franey was appointed as the Chief Operating Officer and a director of the Company.

On October 31, 2013, the Board of Directors appointed Diego E. Roca as its interim Chief Financial Officer. On November 19, 2013, the Board of Directors elected Mr. Roca as a director.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our current executive officers and directors.

Name	Age	Position
Ira Shapiro	53	Chief Executive Officer and Chairman of the Board of Directors
Sharon Franey	53	Chief Operating Officer and Director
Diego E. Roca	47	Interim Chief Financial Officer and Director

Ira Shapiro, age 53, has over 24 years of experience in health care senior management, talent management, and training in the health care sector. Mr. Shapiro is the founder of CodeSmart NV. Mr. Shapiro has been an expert in healthcare related staffing and education for over 20 years. Previously, from 2010 to 2012 Mr. Shapiro was the Chief Executive Officer of International Alliance Solutions, a revenue cycle solutions company for healthcare providers. Between 2009 and 2010, Mr. Shapiro ran the healthcare division for the Performance Group, a national executive search firm. Between 2007 and 2010, Mr. Shapiro was the Chief Operating Officer and healthcare practice leader for a national consulting firm, The CST GROUP. Prior to that, he served as Chairman and Chief Executive Officer for New World Healthcare Corp., a national executive search firm in health care for 10 years until 2006. Previously, Mr. Shapiro served as the Managing Director and health care practice leader for Creative Management Strategies for eight years until 1997. Mr. Shapiro has an undergraduate degree in International Finance and Marketing from the University of Miami.

With 24 years of experience in the healthcare industry, Mr. Shapiro embraces a strong background in the industry and strong leadership and experience in developing start-up companies, which is considered indispensable to the Board of Directors.

Sharon Franey, age 53, combines over 20 years of experience in business ownership and senior management.   Ms. Franey was a founding partner of Performance Group, Inc., (d/b/a) The Performance Group. She founded and grew a staffing company into several divisions including: a regional managed staffing division, a national Human Resource Outsource Division, a translation division, and Healthcare Network, a global healthcare consulting division. Mrs. Franey has overseen the deployment of as many as 8,000 employees/consultants to customers on a simultaneous basis. She worked in the company from 1993 to November 2010. She then began working with International Alliance Solutions from 2010 until 2012. She joined CodeSmart NV at its inception as its Chief Operating Officer and director.

Ms. Franey served for six years as President for Pennsylvania Staffing Association, and she currently serves on the Executive Board of Directors for Lancaster Chamber of Commerce and United Disabilities, as well as on the President's Advisory Board of Messiah College, her Alma Mater.

In addition to graduating from Messiah College, Mrs. Franey also graduated from MIT's program, Birthing of Giants. She has been recognized as one of the 50 Best Business Women in Pennsylvania and a finalist in Ernst and Young's Entrepreneur of the Year.

Ms. Franey was elected as a director of the Board due to her background in the highly competitive staffing industry. Ms. Franey has a comprehensive understanding of business development and the nuances of moving an organization from a start up to an organization with over 8,000 employees, multiple locations and business lines. In addition, she has knowledge of employee development, recruitment and placement, which is a critical component for the Company strategically because the Company engages in the business of training students who are seeking employment opportunities.

Diego E. Roca, age 47, has over 15 years of experience in financial management, operations, public company filings, cash management and internal controls. From 1995 until 2004, he worked with Digitec 2000, Inc., a U.S. based telecommunications firm, where he began his career as Digitec's Controller. He was promoted to Chief Operating Officer and finally Senior Vice President and Chief Financial Officer. From 2004 to 2006, Mr. Roca served as a consultant to various companies, including Digitec and Dominion Minerals Corp. From 2007 to 2012 he held the office of Executive Vice President and Chief Financial Officer for Dominion Minerals Corp, an international mining firm with projects in the Republics of China and Panama.  Mr. Roca received a Bachelor of Science degree in Accounting from Queens College in 1991.

The Board concluded that Mr. Roca should serve as a director of the Board based on his extensive experience gained in the financial segment.

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms.  Any non-employee director of the Company or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the Board of Directors, although no such committees have been established.

Each officer is appointed by the Board of Directors and holds office at the pleasure and discretion of the Board of Directors or until their earlier resignation, removal or death.

There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  We do not have majority of independent directors.

Committees of the Company’s Board of Directors

Because our Board of Directors currently consists of three members, we do not have a standing nominating, compensation or audit committee.  Rather, our full Board of Directors performs the functions of these committees. Mr. Diego E. Roca is considered a “financial expert” as that term is defined by Item 401(e)(2) of Regulation S-K. We do not believe it is necessary for our Board of Directors to appoint such committees at this time because the volume of matters that come before our Board of Directors for consideration permits the Board of Directors to give sufficient time and attention to such matters to be involved in all decision making. Additionally, because our Common Stock is not listed for trading or quotation on a national securities exchange, we are not required to have such committees. In considering candidates for membership of the Board of Directors, the Board of Directors will take into consideration the needs of the Board of Directors and the candidate's qualifications. The Board of Directors will request such information as:

●	The name and address of the proposed candidate;

●	The proposed candidate’s resume or a listing of his or her qualifications to be a director of the Company;

●	A description of any relationship that could affect such person's qualifying as an independent director, including identifying all other public company board and committee memberships;

●	A confirmation of such person's willingness to serve as a director if selected by the Board of Directors; and

●	Any information about the proposed candidate that would, under the federal proxy rules, be required to be included in the Company's proxy statement if such person were a nominee.

Once a person has been identified by the Board of Directors as a potential candidate, the Board of Directors may collect and review publicly available information regarding the person to assess whether the person should be considered further. Generally, if the person expresses a willingness to be considered and to serve on the Board of Directors and the Board of Directors believes that the candidate has the potential to be a good candidate, the Board of Directors would seek to gather information from or about the candidate, including through one or more interviews as appropriate and review his or her accomplishments and qualifications generally, including in light of any other candidates that the Board of Directors may be considering. The Board of Director's evaluation process does not vary based on whether the candidate is recommended by a shareholder.

The Board of Directors will, from time to time, seek to identify potential candidates for director nominees and will consider potential candidates proposed by the Board of Directors and by management of the Company.

Meetings of the Board of Directors

During the fiscal year ended December 31, 2013, the Board of Directors met three times through teleconferencing. In addition to meetings, the Board of Directors otherwise have transacted business by unanimous written consent during the fiscal year 2013.

Board Leadership Structure and Role in Risk Oversight

Our Board recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time.  Currently, Mr. Ira Shapiro serves as the Chief Executive Officer of the Company as well as the Chairman of our Board, Ms. Sharon Franey serves as the Chief Operating Officer and a director of the Company, and Mr. Diego E. Roca serves as the interim Chief Financial Officer and a director of the Company.  We have no policy requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed, and will continue to allow, our Board the flexibility to establish the most appropriate structure for our company at any given time.

Code of Ethics

Our Board of Directors adopted a code of ethics, which was filed as Exhibit 14.1 to the Registration Statement on Form S-1 filed on April 11, 2012, and which is incorporated by reference herein. The Code of Ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code of ethics address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of Section 16(a) forms they file.

Below is the information with respect to failures of directors, officers and/or beneficial owners of more than ten percent of any class of equity securities of the Company to timely file reports under Section 16(a) during fiscal year 2013:

Name	Form Type	Date of Reporting Event	Required Filing Date	Date of Filing
Ira Shapiro	Form 3	12/12/2013	12/23/2013	To be filed prior to May 1, 2014
Sharon Franey	Form 3	12/12/2013	12/23/2013	To be filed prior to May 1, 2014
Diego E. Roca	Form 3	12/12/2013	12/23/2013	To be filed prior to May 1, 2014

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned by or awarded to our Chief Executive Officer and Chief Operating Officer and other named executive officers for our last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation (6) ($)	Totals ($)
Bruno Pasquali (1)	2012 2013	- -	- -	- -	- -	- -	- -	- -	- -

Nigel G. Lindsay (2)	2012 2013	- -	- -	- -	- -	- -	- -	- -	- -

Ira Shapiro(3)	2012	-	-	-	-	-	-	-	-
	2013	172,961	-	1,130,000	-	-	-	28,055	1,331,016

Sharon Franey(4)	2012	-	-	-	-	-	-	-	-
	2013	166,861	-	1,180,000	-	-	-	28,055	1,374,916

Diego E. Roca(5)	2012	-	-	-	-	-	-	-	-
	2013	35,267	-	-	-	-	-	-	35,267

(1)	Mr. Bruno Pasquali is the founder and was sole executive officer and director of the Company until February 6, 2013 and did not receive any personal compensation for his services as such.
(2)	Mr. Nigel G. Lindsay was appointed Chief Executive Officer and sole director on February 6, 2013 and resigned from all his positions on May 3, 2013.
(3)	Mr. Ira Shapiro was appointed as Chairman of the Board of Directors and Chief Executive Officer of the Company on May 3, 2013.
(4)	Ms. Sharon Franey was appointed as a member of the Board of Directors and Chief Operating Officer of the Company on May 3, 2013.
(5)	Mr. Diego E. Roca was appointed as interim Chief Financial Officer on October 31, 2013 and a member of the Board of Directors on November 19, 2013.
(6)	The recorded compensation under “All Other Compensation” is the payment for a leased vehicle for the named executive.

In addition to remuneration paid to Mr. Shapiro, the Company issued to Mr. Shapiro 1,412,500 shares of common stock, valued at $1,130,000, for founder services.  The Company also provides a leased vehicle to Mr. Shapiro.

In addition to remuneration paid to Ms. Franey, the Company issued to Ms. Franey 1,475,000 shares of common stock, valued at $1,180,000, for founder services.  The Company also provides a leased vehicle to Ms. Franey.

Employment Agreements

On May 8, 2013, the Company and Ira Shapiro entered into an Employment Agreement, whereby Mr. Shapiro was employed as Chief Executive Officer and Chairman of the Board of Directors for a term of four years, with one-year automatic renewal terms. Mr. Shapiro is entitled to compensation of $225,000 per year for base salary and an annual bonus if performance targets are met, at the discretion of the Board of Directors.

On May 8, 2013, the Company and Sharon Franey entered into an Employment Agreement, whereby Ms. Franey was employed as Chief Operating Officer and a director of the Company for a term of four years, with one-year automatic renewal terms. Ms. Franey is entitled to compensation $225,000 per year for base salary and an annual bonus if performance targets are met, at the discretion of the Board of Directors.

Diego E. Roca has not entered into any employment agreement with the Company for his compensation. Currently, there are no compensatory arrangements with Mr. Roca for his services as a director.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plan

There were no unexercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of December 31, 2013.

Equity Compensation Plan Information

On December 9, 2013, the Board of Directors adopted the CodeSmart Holdings, Inc. 2013 Stock Incentive Plan to enhance the profitability and value of the Company for the benefit of its shareholders by enabling the Company to offer certain eligible employees, consultants and non-employee directors cash and stock-based incentives in the Company to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s shareholders.

The aggregate number of shares of our common stock that may be issued under the Plan is 3,100,000 shares, which may be increased at the end of each fiscal year of the Company in the same proportion as the issued and outstanding stock of the Company during such fiscal year subject to a maximum of 15%. Currently, no equity compensation has been granted under the Plan.

A copy of the Plan was filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on December 13, 2013.

Director Compensation

The following table sets forth the compensation paid to our directors during the year ended December 31, 2013 and the period October 3, 2012 (inception) to December 31, 2012.

DIRECTOR COMPENSATION
Name and Position	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Ira Shapiro (1)	2013	0	0	0	0
	2012	0	0	0	0

Sharon Franey (2)	2013	0	0	0	0
	2012	0	0	0	0

Diego E. Roca (3)	2013	0	0	0	0
	2012	0	0	0	0

Nigel G. Lindsay (4)	2013	0	0	0	0
	2012	0	0	0	0

Bruno Pasquali (5)	2013	0	0	0	0
	2012	0	0	0	0

(1)	Mr. Shapiro has served as a director since May 3, 2013.
(2)	Ms. Franey has served as a director since May 3, 2013.
(3)	Mr. Roca has served as a director since November 19, 2013.
(2)	Mr. Lindsay was a director from February 6, 2013 through May 3, 2013.
(2)	Mr. Pasquali was a director from September 13, 2011 through February 6, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 15, 2014. On such date, 22,635,455 shares of Common Stock were outstanding, of which 14,000 had vesting dates subsequent to April 15, 2014. Beneficial ownership is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our Common Stock. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except, where applicable, to the extent authority is shared by spouses under applicable state community property laws.

The following table sets forth information regarding beneficial ownership of our capital stock as of April 15, 2014 by:

●	Each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock,

●	Each of our directors and named executive officers, and

●	All of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Title of Class	Amount	Percent of Class(2)
Directors and named Executive Officers

Ira Shapiro 103 Waters Edge, Congers, NY 10920	Common Stock Series A Preferred Stock	2,850,000 1	13.45 100	% %

Sharon Franey 5029 Apple Lane, Mohnton, PA 19540	Common Stock	2,912,500	13.75%

Diego E. Roca 1 Marion Court Old Bridge, NJ 08857	Common Stock	0	-

All Directors and executive officers as a group (3 persons)	Common Stock	5,762,500	27.20%

5% Security Holders

Marc Kovens 60 Edgewater Dr. Coral Gables, FL 33133	Common Stock	2,808,000	13.26%

Alfred G. Allen, III 455 Elm Street, Suite 100 Graham, TX 76450	Common Stock	1,962,665(3)	9.27%

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 275 Seventh Avenue, 7th Floor, New York, NY 10001.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common share purchase options or warrants.

(3) Such shares include: (i) 955,000 shares owned by ICD Capital, LLC, of which Mr. Allen is a member and manager and has the power to vote and dispose of the Company’s securities owned by ICD Capital, LLC; (ii) 917,665 shares owned by ECPC Capital, LLC, of which Mr. Allen is a member and manager and has the power to vote and dispose of such shares owned by ECPC Capital, LLC; and (iii) 90,000 shares owned by Mr. Allen. Such shares do not include the 8,700 shares owned by Mr. Allen’s wife.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On May 3, 2013, pursuant to the First Share Exchange Agreement (see Item 1), Ira Shapiro, our Chairman and Chief Executive Officer and Sharon Franey, our Chief Operating Officer and a director, received 2,850,000 shares and 2,912,500 shares, respectively, of our Common Stock, in exchange for their ownership interests in CodeSmart NV.

On August 20, 2013, pursuant to the Kovens Share Exchange Agreement (see Item 1), Marc Kovens received 2,808,000 shares of our Common Stock in exchange for his 31.94% interest in CodeSmart NV.

Except as outlined above, none of the following parties has, during the year 2013 through the date hereof, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

●	Any of our directors or officers,

●	Any person proposed as a nominee for election as a director,

●	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock,

●	Any of our promoters, and

●	Any relative or spouse of any of the foregoing persons who share the same house as such person.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, KBL, LLP, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2013	2012

Audit fees	$57,500	$-
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-
Total	$57,500	$-

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by KBL, LLP was compatible with the maintenance of the firm’s independence in the conduct of its audits.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report:

Financial Statements

The consolidated financial statements of CodeSmart Holdings, Inc. and the Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report.

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed with the SEC on April 11, 2012). *
3.2	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on May 9, 2013). *
3.3	Articles of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on June 16, 2013). *
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1 filed with the SEC on April 11, 2012). *
4.1	Specimen Stock Certificate of Common Stock of CodeSmart Holdings, Inc.**
4.2	Specimen Stock Certificate of Series A Convertible Preferred Stock of CodeSmart Holdings, Inc.**
4.3	Form of Convertible Debenture of CodeSmart Holdings, Inc. issued on August 29, 2013 (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed with the SEC on September 5, 2013). *
4.4
Form of Bridge Note pursuant to a Subscription Agreement issued by CodeSmart NV on April 12, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K/A filed with the SEC on August 30, 2013). *

4.5
Form of 10% Senior Secured Convertible Debenture of the Company pursuant to the Securities Purchase Agreement, dated December 13, 2013 (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed with the SEC on December 13, 2013).*

4.6
Form of Convertible Promissory Note issued pursuant to the Securities Purchase Agreement, dated December 17, 2013 (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed with the SEC on December 20, 2013).*

4.7
Form of Warrant  issued pursuant to the Securities Purchase Agreement, dated December 17, 2013 (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed with the SEC on December 20, 2013).*

4.8
Form of Convertible Promissory Note issued pursuant to the Securities Purchase Agreement, dated December 19, 2013 (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed with the SEC on December 26, 2013).*

10.1
Form of First Share Exchange Agreement among the Company, CodeSmart NV and CodeSmart Stockholders, dated May 3, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K/A filed with the SEC on August 30, 2013).*

10.2
Form of Kovens Share Exchange Agreement among the Company, CodeSmart NV and Marc Kovens, dated August 20, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on August 26, 2013).*

10.3
Form of Subscription Agreement by and between CodeSmart NV and  investors named therein, dated April 12, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K/A filed with the SEC on August 30, 2013). *

10.4
Form of Securities Purchase Agreement by and between the Company and the investors named therein, dated May 3, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K/A filed with the SEC on August 30, 2013). *

10.5
Form of Securities Purchase Agreement by and between the Company and the investors named therein, dated June 5, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on June 11, 2013). *

10.6
Form of Subscription Agreement by and between the Company and the investors named therein, dated June 19, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on July 24, 2013). *

10.7
Form of Debenture Purchase Agreement by and between the Company and a certain accredited investor, dated August 27, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on September 5, 2013). *

10.8	Form of Lockup Agreement between certain shareholders and the Company, dated May 3, 2013 (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed with the SEC on May 9, 2013). *
10.9
Form of Employment Agreement of Chief Executive Officer of the Company between Ira Shapiro and the Company, dated May 8, 2013 (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed with the SEC on May 9, 2013). *

10.10
Form of Employment Agreement of Chief Operating Officer of the Company between Sharon Franey and the Company, dated May 8, 2013 (incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K/A filed with the SEC on August 30, 2013). *

10.11
Form of License And Supply Agreement Among The CodeSmart Group, Inc. and Amerinet Choice, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K/A filed with the SEC on September 26, 2013). *

10.12	Form of Course Development and Management Services and License Agreement (incorporated by reference to Exhibit 10.8 to the registrant’s Form 8-K/A filed with the SEC on July 12, 2013). *
10.13	Form of Assignment of Course Development and Management Services and License Agreement (incorporated by reference to Exhibit 10.9 to the registrant’s Form 8-K/A filed with the SEC on July 12, 2013). *
10.14	Form of Assignment of Trademark and Trademark Application (incorporated by reference to Exhibit 10.10 to the registrant’s Form 8-K/A filed with the SEC on July 12, 2013). *
10.15	Form of Partnership Agreement between SUNY OSWEGO and The CodeSmart Group, Inc. (incorporated by reference to Exhibit 10.11to the registrant’s Form 8-K/A filed with the SEC on July 12, 2013). *
10.16
Form of Assignment Agreement between International Alliance Solutions and The CodeSmart Group, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s Form 8-K/A filed with the SEC on July 12, 2013). *

10.17	Form of Waiver and Amendment to Share Exchange Agreement, dated May 17, 2013 (incorporated by reference to Exhibit 10.13 to the registrant’s Form 8-K/A filed with the SEC on August 30, 2013). *
10.18	Form of Agreement of CodeSmart NV and Ciracet Corp. (incorporated by reference to Exhibit 10.14 to the registrant’s Form 8-K/A filed with the SEC on September 26, 2013). *
10.19
Share Exchange Agreement, as amended on October 31, 2013, between the Company and Jasper Group Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on November 1, 2013).*

10.20
Amendment to Share Exchange Agreement, dated October 31, 2013, between the Company and Jasper Group Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on November 1, 2013).*

10.21
Securities Purchase Agreement, dated December 9, 2013, between the Company and Seaside 88, LP (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on December 13, 2013).*

10.22
Securities Purchase Agreement, dated December 13, 2013, between the Company and Redwood Fund III Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on December 13, 2013).*

10.23	CodeSmart Holdings, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed with the SEC on December 13, 2013).*
10.24
Securities Purchase Agreement, dated December 17, 2013, by and between the Company and ILIAD Research and Trading L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on December 20, 2013).*

10.25
Securities Purchase Agreement, dated December 19, 2013, between the Company and Asher Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on December 26, 2013). *

16.1
Letter dated June 17, 2013 from Messineo & Co CPAs LLC to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 of the registrant’s Form 8-K filed with the SEC on June 17, 2013). *

21.1	List of Subsidiaries. **
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; **
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; **
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document. ***
101.SCH	XBRL Taxonomy Extension Schema Document. ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.***

*	Previously Filed
**	Filed herewith
***	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODESMART HOLDINGS, INC.

Dated: April 18, 2014	By:	/s/ Ira Shapiro
Ira Shapiro Chief Executive Officer
Dated: April 18, 2014	By:	/s/ Diego E. Roca
Diego E. Roca Interim Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 18, 2014	By:	/s/ Ira Shapiro
Ira Shapiro Director
Dated: April 18, 2014	By:	/s/ Diego E. Roca
Diego E. Roca Director
Dated: April 18, 2014	By:	/s/ Sharon Franey
Sharon Franey Director

114 West 47th Street, 19th Floor New York, NY 10036 Telephone: 212.785.9700 Fax: 212.785.0700 www.kbl.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CodeSmart Holdings, Inc. and Subsidiaries
(fka First Independence Corp.)

We have audited the accompanying consolidated balance sheets of CodeSmart Holdings, Inc. and Subsidiaries (fka First Independence Corp.) (the “Company”), as of December 31, 2013 and 2012, and the related consolidated  statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2013, and for the period from inception (October 3, 2012 ) to December 31, 2012.  CodeSmart Holdings, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CodeSmart Holdings, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for  the year ended December 31, 2013, and for the period from inception (October 3, 2012 ) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and is dependent upon debt and equity financing to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP

KBL, LLP
New York, NY
April 18, 2014

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp. Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

Assets
Cash	$153,834	$6,074
Accounts receivable	37,597	-
Prepaid and other current assets	115,185	-
Total current assets	306,616	6,074

Property and equipment, net	3,889	-

Total assets	$310,505	$6,074

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$591,378	$2,125
Secured convertible notes payable – net	65,382	-
Securities payable	16,500	-
Derivative liabilities - convertible notes	991,148	-
Derivative liabilities - warrants	145,838	-
Total current liabilities	1,810,246	2,125

Total liabilities	1,810,246	2,125

Stockholders' Equity (Deficit)
Preferred stock, Series A, $0.0001 par value; 100,000,000 and 0 shares authorized;
1 share and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 and 100,000,000 shares authorized;
21,103,430 and 23,425,000 shares issued and outstanding, respectively	2,110	2,343
Additional paid in capital	20,772,983	24,992
Accumulated deficit	(22,274,834)	(23,386)

Total Stockholders' Equity (Deficit)	(1,499,741)	3,949

Total Liabilities and Stockholders' Equity (Deficit)	$310,505	$6,074

The accompany notes are an integral part of the consolidated financial statements

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp. Consolidated Statements of Operations

	For the year ended December 31, 2013	The period October 3, 2012 (inception) to December 31, 2012

Revenue	$419,350	$-
Cost of revenue	141,610	-
Gross profit	277,740	-

Operating expenses:
Compensation	3,550,423	-
Professional fees	8,559,627	-
Research and development	178,654	-
Advertising and promotions	339,629	-
Other general and administrative expenses	514,316	23,386
Total operating expenses	13,142,649	23,386

Loss from operations	(12,864,909)	(23,386)

Other income (expenses)
Interest expense	(288,956)	-
Interest income	125	-
Change in fair value of derivative liability – convertible notes	(1,556,255)	-
Change in fair value of derivative liability – warrants	(9,464)	-
Derivative expense	(324,149)	-
Loss on investment of Jasper Group Holdings, Inc.	(1,000,000)	-
Total other income (expense)	(3,178,699)	-

Loss before provision for income taxes	(16,043,608)	(23,386)

Provision for income taxes	-	-

Net loss	(16,043,608)	(23,386)

Net loss per common share - basic and diluted	$(1.24)	$(0.001)

Weighted average common shares outstanding-basic and diluted	12,898,463	23,365,169

The accompany notes are an integral part of the consolidated financial statements

Codesmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp. Consolidated Statement of Changes in Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par	Shares	Par	Capital	Deficit	Equity (Deficit)
Balance at October 3, 2012 (inception)	-	$-	-	$-	$-	-	$-
	-	-
Founders stock issued for services, $0.0001 per share	-	-	23,350,000	2,335	-	-	2,335
Stock sold through subscription agreements December 2012 at $0.33 per share	-	-	75,000	8	24,992	-	25,000
Net loss						(23,386)	(23,386)

Balance, December 31, 2012	-	$-	23,425,000	$2,343	$24,992	(23,386)	$3,949

Stock sold through subscription agreements at $0.33 per share	-	-	75,000	8	24,992	-	25,000
Net effect of recapitalization (May 3, 2013)	-	-	(8,567,000)	(857)	7,126,303	(6,207,840)	917,606
Stock sold through subscription agreements at $0.80 per share	-	-	337,500	34	269,966	-	270,000
Stock sold through subscription agreements at $1.50 per share	-	-	2,112,871	211	3,169,092	-	3,169,303
Stock sold through Securities Purchase Agreement at $0.483 per share	-	-	240,500	24	106,846	-	106,870
Stock issued pursuant to issuance costs	-	-	434,467	43	1,357,217	-	1,357,260
Stock issued for note issuance costs	-	-	50,000	5	44,495	-	44,500
Stock issued pursuant to note conversions	-	-	318,628	32	254,804	-	254,836
Stock issued for services rendered	-	-	2,276,464	227	5,819,316	-	5,819,543
Preferred stock, Series A, issued for compensation expense	1	-	-	-	-	-	-
Stock issued pursuant to Acquisition of 10% of Jasper	-	-	400,000	40	999,960	-	1,000,000
Reclassification of derivative liability to additional paid in capital	-	-	-	-	1,575,000	-	1,575,000
Net loss	-	-	-	-	-	(16,043,608)	(16,043,608)

Balance, December 31, 2013	1	$-	21,103,430	$2,110	$20,772,983	$(22,274,834)	$(1,499,741)

The accompany notes are an integral part of the consolidated financial statements

Codesmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp. Consolidated Statements of Cash Flows

	For the year ended December 31, 2013	The period October 3, 2012 (inception) to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,043,608)	$(23,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,111	-
Interest expense including OID and note issuance costs	288,799	-
Share-based compensation	9,676,278	2,335
Derivative expense and change in fair value of derivative liabilities	1,889,868	-
Loss on investment of Jasper Group Holdings, Inc.	1,000,000	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(37,597)	-
Increase in prepaid and other current assets	(115,185)	-
Increase in accounts payable and accrued expenses	588,421	2,125
Net Cash Used in Operating Activities	(2,751,913)	(18,926)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash paid for equipment	(5,000)	-
Net Cash Used In Investing Activities	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,571,173	25,000
Proceeds from the issuance of secured convertible notes	992,500	-
Debt issuance costs paid in cash	(28,000)	-
Cash paid for repayment of notes	(50,000)	-
Cash paid for dividends (through recapitalization)	(1,350,000)	-
Cash paid to cancel shares (through recapitalization)	(231,000)	-
Net Cash Provided By Financing Activities	2,904,673	25,000

Net Increase in Cash	147,760	6,074

Cash - Beginning of Period	6,074	-

Cash - End of Period	$153,834	$6,074

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$157	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of convertible notes and interest into common stock	$1,829,599	$-
Dividend paid in stock to non-controlling interest	$4,857,840	$-
Shares issued for the acquisition of 10% of Jasper Holdings, Inc.	$1,000,000	$-

The accompany notes are an integral part of the consolidated financial statements

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 1 Nature of Operations

CodeSmart Holdings, Inc. (the “Company”) a Florida corporation was incorporated in the State of Florida on February 10, 2012 under the name “First Independence Corp.”  On June 14, 2013, the Company amended its Articles of Incorporation to change its name to “CodeSmart Holdings, Inc.” The Company has two wholly-owned subsidiaries - The CodeSmart Group, Inc., a Nevada corporation (“CodeSmart NV”) and American Coding Quality Association, LLC, a Delaware limited liability company (“ACQA”). References to “CODESMART™,”  “we,” “us,” or “our,” are references to the combined business of CodeSmart Holdings, CodeSmart NV and ACQA.

On May 3, 2013, the Company and the stockholders of The CodeSmart Group, Inc., a Nevada corporation incorporated on October 3, 2012, ( “CodeSmart NV”) who collectively owned 68.06% of the outstanding shares of CodeSmart NV (the “CodeSmart Stockholders”) completed a reverse acquisition transaction through a Share Exchange Agreement (the “Share Exchange Agreement,” such transaction referred to as the “Share Exchange Transaction”), whereby the Company issued to the CodeSmart Stockholders an aggregate of 6,125,000 shares of its common stock in exchange for the 68.06% of the equity interests of CodeSmart NV held by the CodeSmart Stockholders. As a result of the Share Exchange Transaction, CodeSmart NV became a subsidiary of the Company.

The Share Exchange Transaction was treated as a reverse acquisition for accounting purposes, with CodeSmart NV as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, references in this report to business and financial information for periods prior to the consummation of the reverse acquisition refer to the business and financial information of CodeSmart NV and its predecessors. For accounting purposes, the acquisition of the Company has been treated as a recapitalization with no adjustment to the historical book and tax basis of the Company’s assets and liabilities.

Upon completion of the Share Exchange Transaction, the Company changed its name from First Independence Corp. to CodeSmart Holdings, Inc., changed its fiscal year end from February 28 to a calendar year ending December 31 and commenced trading under the symbol “ITEN” on the OTC QB. The OTC QB market tier of the OTC market helps investors identify companies that are current in their reporting obligations with the SEC. OTC QB securities are quoted on OTC Markets Group's quotation and trading system.

On May 7, 2013, International Alliance Solutions LLC (“IAS”) transferred and assigned the trademark “CODESMART™” to CodeSmart NV. In addition, on July 11, 2013, CodeSmart NV entered into an Assignment Agreement with IAS, whereby IAS agreed to transfer to CodeSmart NV its remaining assets, including but not limited to IAS's rights in any agreements to which it is a party.

On June 3, 2013, the Company entered into a Contribution Agreement with American Coding Quality Association, LLC, a Delaware corporation incorporated on June 3, 2013, (“ACQA”), whereby the sole owner of ACQA contributed 100% of the membership interests of ACQA to the Company and immediately after the effectiveness of the Contribution Agreement, ACQA became a wholly-owned subsidiary of the Company.

On August 20, 2013, the Company and Marc Kovens, who owned the 31.94% shares of the Common Stock of CodeSmart NV that did not participate in the reverse acquisition, entered into and consummated transactions pursuant to a Share Exchange Agreement whereby (i) the Company issued to Kovens an aggregate of 2,808,000 shares of the Company’s common stock and (ii) the Company paid Kovens cash in the amount of $1,350,000, in exchange for the 31.94% of the equity interests in CodeSmart NV owned by Kovens. As a result of the Share Exchange Transaction, CodeSmart NV became a wholly-owned subsidiary of the Company and a non-controlling interest in CodeSmart NV is no longer presented.

The Company was originally formed to private label pourable food products for start-ups, local and national supermarket chains and specialty stores. Since the acquisitions of CodeSmart NV and ACQA, the Company has changed its business direction and is currently engaged in providing training, consulting and other relevant services for ICD-10 preparation, education and implementation. ICD-10 is the 10th revision of the International Statistical Classification of Diseases and Related Health Problems, a medical classification list by the World Health Organization. In 2009, the United States Department of Health and Human Services mandated the transition from ICD-9, the existing coding system, to ICD-10, effective October 1, 2011.  The implementation date has since been delayed numerous times and is now scheduled to take effect on October 1, 2015. The Company, through CODESMART™ UNIVERSITY, its online education solutions provider, offers training programs and consulting services to participants in the healthcare industry that need to transition their coding systems to ICD-10.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 2 Summary of Significant Accounting Policies

Basis of presentation

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  These principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements.  Actual results and outcomes may differ from management’s estimates, judgments and assumptions.  Significant estimates, judgments and assumptions used in these financial statements include, but are not limited to, those related to revenues, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets, income taxes, and the fair value of stock-based compensation and derivative financial instrument liabilities.  These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $16,043,608 and $23,386 for the year ended December 31, 2013 and the period October 3, 2012 (inception) to December 31, 2012, respectively. As of December 31, 2013 and December 31, 2012, has an accumulated deficit of $22,274,834 and $23,386, respectively. Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and have a significant accumulated deficit, as well as significant outstanding accounts payable and accrued expenses at December 31, 2013. On March 31, 2014, the United States Department of Health and Human Services once again delayed the implementation of ICD-10. The implementation date has now been scheduled to take effect on October 1, 2015. This delay will cause a significant delay in our ability to generate significant revenues. We currently do not have adequate resources, including cash on hand and expected revenues to meet our operating requirements. Management will look to secure additional funding through the sale of additional convertible Notes or Common Stock. However, there can be no guarantee that we will be successful in obtaining additional debt facilities or raising equity on favorable terms. In the event we are unable to fund our operations by additional borrowings or raising equity capital, we may be forced to reduce our expenses. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The CodeSmart Group, Inc. (CodeSmart NV), and American Coding Quality Association, LLC (ACQA), (collectively, the Company or we, our or us). All intercompany transactions and balances have been eliminated in consolidation.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2013 and December 31, 2012.

The Company seeks to minimize its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Financial Instruments and Concentration of Credit Risk

We believe the carrying values of our financial instruments consisting of cash, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their fair values due to their short-term nature or because they are carried at fair value.  For our convertible notes and debentures, the underlying instruments are carried at amortized cost and the embedded conversion feature is accounted for separately at fair value in accordance with FASB Accounting Standards Codification (“ASC”) 815 – Derivatives and Hedging.

Our cash balances in the United States periodically exceed federally insured limits. We have not experienced any losses in such accounts.

Fair Value of Financial Instruments

The Company follows the guidance of FASB ASC 825-10-50-10 for disclosures about the fair value of its financial instruments and FASB ASC 820-10-35-37 to measure the fair value of its financial instruments. FASB ASC 820-10-35-37 establishes a framework for measuring fair value and expands disclosures about fair value measurements.

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.  The Company’s secured convertible notes approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013. The Company did not have any secured convertible notes issued as of December 31, 2012.

The Company’s derivative financial instruments, including warrants and the embedded conversion feature of our convertible notes and debentures, are carried at fair value.  FASB ASC 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Company uses Level 3 of the fair value hierarchy to measure the fair value of its derivative liabilities and revalues the derivative liabilities each reporting period and recognizes gains or losses attributable to the change in the fair value of the derivative liabilities in the consolidated statement of operations.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company follows the guidance of FASB ASC 360-10-35-17 for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three years.  Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Derivative Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks. However, certain financial instruments, such as warrants and the embedded conversion features of our convertible promissory notes and debentures, which are indexed to our common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within our control. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Derivative financial instruments are initially recorded, and continuously carried, at fair value.

Determining the fair value of these complex derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rates, volatility and conversion and redemption privileges. The use of different assumptions could have a material effect on the estimated fair value amounts.

Research and Development

Research and development is expensed as incurred. Research and development expenses for the year ended December 31, 2013 and the period October 3, 2012 (inception) to December 31, 2012 were $178,654 and $0, respectively.

Revenue Recognition and Deferred Revenue

Revenues consist primarily of tuition and fees derived from online courses taught by CODESMART™ UNIVERSITY as well as from related educational resources that the University provides to its students, such as access to our online materials and learning management system. Tuition revenue and most fees from related educational resources are recognized upon enrollment. The University maintains an institutional tuition refund policy, which provides for a full refund within stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws within the University’s allotted refund period, then in accordance with its revenue recognition policy, the University will immediately not recognize as revenue the tuition that was originally recorded.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Segment Information

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”).  The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions for purposes of making operating decisions and assessing financial performance.  The entity level financial information is identical to the information presented in the accompanying consolidated statements of operations. Currently Management believes that the business operations are all contained in one segment and Management will continue to evaluate their reporting in the future.

Exit from Development Stage

The Company was in the development stage as defined by ASC 915 “Development Stage Entities.” A development stage enterprise is one in which planned and principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from. The Company exited the development stage on May 3, 2013.

Stock-Based Employee Compensation

On December 9, 2013, the Board of Directors of the Company adopted the 2013 Stock Incentive Plan. However, no equity compensation has yet been granted under the Plan. When granted, the Company will follow the guidance of FASB ASC 718 Compensation – Stock Compensation to account for options issued under the Plan. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services in accordance with the guidance of FASB ASC 505-50-30. Transactions in which there is issuance of equity instruments for goods or services are accounted for based on the fair value of the consideration received for the fair value of the equity instrument issued, or whichever is more reliably measureable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Loss Per Share

We compute loss per share in accordance with FASB ASC 260: Earnings Per Share. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net income (loss), adjusted for changes in loss that resulted from the assumed conversion or exercise of potentially dilutive securities, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of shares potentially issuable pursuant to stock options and warrants as well as shares that would result from full conversion of all outstanding convertible notes and debentures. During periods of net loss per share, these potentially dilutive securities are excluded from diluted net loss per share calculations because they are anti-dilutive. As a result, basic and diluted net loss per share are equivalent.

As of December 31, 2013, our convertible notes and debentures were convertible into 2,004,816 shares of common stock and we had 204,999 common stock warrants outstanding, all of which have been excluded from the computation of diluted loss per share because their effect is anti-dilutive.  There were no common stock equivalents as of December 31, 2012.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 - Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company follows the guidance of FASB ASC 740-10-25 to determine whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the year ended December 31, 2013 and the period October 3, 2012 (inception) to December 31, 2012.

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

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Recently Issued Accounting Pronouncements

The FASB has recently issued the following Accounting Standards Updates:

Update No. 2014-07—Consolidation (Topic 810): Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements (a consensus of the Private Company Council)

Update No. 2014-06—Technical Corrections and Improvements Related to Glossary Terms

Update No. 2014-05—Service Concession Arrangements (Topic 853) (a consensus of the FASB Emerging Issues Task Force)

Update No. 2014-04—Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)

Update No. 2014-03—Derivatives and Hedging (Topic 815): Accounting for Certain Receive-Variable, Pay-Fixed Interest Rate Swaps—Simplified Hedge Accounting Approach (a consensus of the Private Company Council)

Update No. 2014-02—Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill (a consensus of the Private Company Council)

Update No. 2014-01—Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)

We have reviewed the above pronouncements, as well all other recently issued standards, and have determined that they will not have a material impact on our consolidated financial statements, or do not apply to our operations.

Note 3 Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation:

	December 31, 2013	December 31, 2012
Computer equipment	$5,000	$-
Less: Accumulated depreciation and amortization	(1,111)	-
	$3,889	$-

Depreciation expense, which is recognized over the estimated useful life of the equipment of three years, was $1,111 and $0 for the year ended December 31, 2013 and the period October 3, 2012 (inception) to December 31, 2012, respectively.

Note 4 Secured Convertible Promissory Notes and Warrants

From time to time during 2013, and continuing in 2014, the Company has sold secured convertible promissory notes or debentures (the “Notes”) in private placements to various investors. These Notes are convertible, at the holder's option, into shares of our common stock, generally at variable conversion prices based on a percentage of recent market prices for our common stock. The Notes bear interest at stated rates, have specific due dates and contain customary events of default and provide for increased interest rates in the event of default.  Certain of the Notes also include down-round anti-dilution adjustments, whereby if we sell common stock or common share indexed financial instruments below the stated or variable conversion price of the Note, the conversion price adjusts to that lower amount.  In connection with these financings, we have paid placement agent and other fees and certain Notes were issued with original issue discount.  In certain instances, we have also issued warrants, exercisable for our common stock, to the investors or the placement agents. None of the Notes that we have issued require us to register the shares of our common stock underlying their conversion or the exercise of any warrants, except for certain Notes that have piggy-back registration rights in the event we otherwise file a registration statement.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The terms of the embedded conversion options in these Notes, as well as the terms of the warrants, do not meet all of the established criteria for equity classification in FASB ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity.  Accordingly, the embedded derivative instruments in the Notes, consisting primarily of the conversion option, are accounted for separately from the host contract, and are recorded at fair value. The warrants are initially recorded at fair value and, together with the embedded derivative instruments that have been separated from the Notes, are re-valued each reporting period, with any changes in their fair values recognized as a gain or loss in our income statement.

The allocation of the proceeds received for the Notes issued in 2013 is summarized below:

Issued	Due Date	Face Amount	Fees Deducted and OID recorded as interest expense	Net Proceeds	Embedded Derivative Recognized	Investor Warrants Issued	Derivative Expense	Initial Carrying Amount

April 15, 2013	July 14,2013	$140,000	$-	$140,000	$47,075	$-	$-	$92,925

April 24, 2013	July 23, 2013	$110,000	$-	$110,000	$36,988	$-	$-	$73,012

August 29, 2013	August 29, 2014	$150,000	$12,000	$138,000	$290,994	$-	$140,994	$0

November 26, 2013	February 24, 2014	$100,000	$44,500	$55,500	$118,558	$-	$18,558	$0

December 13, 2013	December 12, 2014	$194,444	$63,782	$130,662	$185,037	$-	$54,375	$0

December 19, 2013	September 19, 2014	$225,000	$41,000	$184,000	$217,629	$124,537	$117,166	$0

December 19, 2013	September 20, 2014	$153,500	$3,500	$150,000	$113,613	$-	$-	$36,387

In circumstances where the fair values of the separated embedded derivative instrument recognized and/or the warrants issued, exceeded the net proceeds received, a derivative expense is recognized.  The initial carrying amounts of the Notes are then accreted to their redemption values, including accrued interest thereon at the stated rate, using an effective interest method.

The Notes issued on April 15, 2013 and April 24, 2013 bore interest at 10% per annum and were converted, together with accrued interest, by the holders on July 10, 2013 and June 14, 2013, respectively, into 179,180 and 139,448 shares, respectively, of our common stock.

For the Note issued on November 26, 2013, the fees deducted and original issue discount (“OID”) shown above includes 50,000 shares of our common stock, valued at $44,500, which were issued to the lender as a fee.  In addition, on December 19, 2013 and January 13, 2014, we made payments of $50,000 each to repay the full principal amount of the Note.  For the Note issued on December 13, 2013, the fees deducted and OID shown above includes $11,838 for the fair value of 17,499 common stock warrants issued to the placement agent.

During the first quarter of 2014, we issued nine convertible Notes to various investors, with aggregate face values of approximately $860,000, resulting in net proceeds of approximately $745,000, net of fees and OID.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The Notes outstanding at December 31, 2013, their interest rates, accrued interest and carrying amounts were as follows:

Issued	Due Date	Face Amount	Accrued Interest Due	Effective Interest Recognized	Carrying Amount	Stated Interest Rate	Default Interest Rate

August 29, 2013	August 29, 2014	$150,000	$4,110	$7,471	$7,471	8%	18%

November 26, 2013	February 24, 2014	50,000	1,616	80,736	14,236	20%	20%

December 13, 2013	December 12, 2014	194,444	19,444	2,521	2,521	10%	18%

December 19, 2013	September 19, 2014	225,000	789	2,678	2,678	10%	22%

December 19, 2013	September 20, 2014	153,500	437	2,089	38,476	8%	22%

					$65,382

As of December 31, 2013, the fair value of the embedded derivative instrument in each Note, the effective conversion price of each Note and the number of common shares into which each Note, including accrued interest, was convertible were as follows:

Issued	Due Date	Face Amount	Embedded Derivative	Conversion Price	Conversion Shares	Conversion Price

August 29, 2013	August 29, 2014	$150,000	$170,151	$0.4273	360,687	Lower of $5.00 or 65% of average of 3 lowest closing bid prices in the 15 trading day period prior to conversion

November 26, 2013	February 24, 2014	50,000	74,290	$0.3224	160,092	52% of average of 3 lowest trading prices in the preceding 10 trading days

December 13, 2013	December 12, 2014	194,444	278,885	$0.4000	534,722	Lower of 65% of lowest trading price in the preceding 25 trading days or $0.40

December 19, 2013	September 19, 2014	225,000	278,084	$0.4000	564,472	Lower of 65% of lowest trading price in the preceding 25 trading days or $0.40

December 19, 2013	September 20, 2014	153,500	189,738	$0.4000	384,843	65% of average of 3 lowest trading prices in the preceding 10 trading days

			$991,148		2,004,816

In connection with the issuance of the Notes, we also issued common stock warrants to investors or to the placement agents, as follows:

Financing Date	Warrants Issued To	Number of Warrants	Expiration Date	Fair Value at Issuance	Fair Value at December 31, 2013	Exercise Price

December 13, 2013	Placement agent	17,499	December 13, 2016	$11,838	$10,321	$1.00

December 19, 2013	Investors	187,500	December 31, 2018	$118,379	$135,517	$0.40

				$130,217	$145,838

The warrants are exercisable for one share of common stock.  The warrants include down-round anti-dilution adjustments, whereby if we sell common stock or common share indexed financial instruments below the initial exercise price of the warrants, the exercise price adjusts to that lower amount. For the placement agent warrants, the down-round anti-dilution protection applies only to subsequent issuances occurring more than one year after the warrants were issued.  For the investor warrants, which had an initial exercise price of $1.20, our subsequent sale of common stock at a lower price has reduced the exercise price to $0.40.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The embedded conversion options in the Notes, which are accounted for separately as derivative instruments, and the warrants are valued using a binomial lattice model because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model as of the dates the Notes and warrants were issued and as of December 31, 2013 included an expected life equal to the remaining term of the Notes or warrants, an expected dividend yield of zero, estimated volatility ranging from 127% to 143%, and risk-free rates of return of 0.05% to 0.72%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the Notes or warrants. Volatility is based upon our expected common stock price volatility over the remaining term of the Notes or warrants. The volatility used for the Notes is based on the Company’s 100-day volatility, which is considered a reasonable surrogate for the volatility to be expected over the life of the Notes. That volatility has generally ranged from 120% to 140%. As a result of the anti-dilution provisions, the fixed exercise price of the warrants has been reset equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the previously stated exercise price of the warrant.

Reconciliation of changes in fair value – FASB ASC 825 Fair Value Measurements and Disclosures establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to Level 3 - unobservable inputs. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments that are measured at fair value on a recurring basis are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the year ended December 31, 2013:

	Compound Embedded Derivatives	Warrant Derivatives

Balance – December 31, 2012	$-	$-

Issuances:
April 15, 2013	47,075
April 24, 2013	36,988
August 29, 2013	290,994
November 26, 2013	118,558
December 13, 2013	185,037	11,838
December 19, 2013	217,628	124,536
December 19, 2013	113,613

Fair value adjustments:
Compound embedded derivatives	1,556,255
Warrant derivatives		9,464

Conversions:
April 15, 2013 financing	(519,750)
April 24, 2013 financing	(1,055,250)

Balance – December 31, 2013	$991,148	$145,838

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 5 – Capital Stock

Common Stock - We are authorized to issue 500 million shares of common stock, par value $0.001 per share. Holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of shareholders. Holders of our common stock do not have a cumulative voting right, which means that the holders of more than one half of our outstanding shares of common stock, subject to the rights of the holders of preferred stock, can elect all of our directors, if they choose to do so. In this event, the holders of the remaining shares of common stock would not be able to elect any directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities. The outstanding common stock is duly authorized and validly issued, fully-paid, and non-assessable. Except as otherwise required by Florida law, and subject to the rights of the holders of preferred stock, all stockholder action is taken by the vote of a majority of the outstanding shares of common stock present at a meeting of shareholders at which a quorum consisting of a majority of the outstanding shares of common stock is present in person or by proxy. Shares repurchased are held as treasury shares and used for general corporate purposes including, but not limited to, satisfying obligations under our employee benefit plans.

Preferred Stock - We are authorized to issue 100 million shares of preferred stock, par value $0.001 per share. We may issue preferred stock in one or more series and having the rights, privileges, and limitations, including voting rights, conversion rights, liquidation preferences, dividend rights and preferences and redemption rights, as may from time to time be determined by our Board of Directors. Preferred stock may be issued in the future in connection with acquisitions, financings, or other matters, as our Board of Directors deems appropriate. In the event that we determine to issue any shares of preferred stock, a certificate of designation containing the rights, privileges, and limitations of this series of preferred stock will be filed with the Secretary of State of the State of Florida. The effect of this preferred stock designation power is that our Board of Directors alone, subject to Federal securities laws, applicable blue sky laws, and Florida law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control of our company without further action by our shareholders, and may adversely affect the voting and other rights of the holders of our common stock. The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

Series A Preferred Stock - The Company’s authorized Series A Preferred Stock consists of 1 share and has the following powers, designations, preferences and other special rights;

•
The holder(s) of the Series A Preferred Stock shall not be entitled to dividends, except that in the event that a dividend is declared on the Company’s Common Stock, the holder(s) of the Series A Preferred Stock shall receive the dividends that would be payable if all then outstanding shares were converted into Common Stock immediately prior to the declaration of the dividend.

•	No Liquidation Preference

•
The Series A Preferred Stock has a super voting right in that it votes together with the common stock and any other class of stock entitled to vote with the common stock all as a single class, with the total number of issued and outstanding shares of Series A Preferred Stock entitled to 60% of all votes to be cast on any matter;

•
Conversion upon Class Consent – All outstanding shares of Series A Preferred Stock may be converted into Common Stock at the election of the holder(s) of all the Series A Preferred Stock.  Automatic Conversion of all of the outstanding shares of Series A Preferred Stock shall take place in the event of a Change in Control of the Company.

•
Additional Rights – the Company shall not, without obtaining written approval from the holders of the Series A Preferred Stock, alter of change the powers, preferences, privileges, or rights of the Series A Preferred Stock.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 6 Stockholders’ Equity

(A) Common Stock Transactions

The following sales and issuances of Common Stock were made the period October 3, 2012 (inception) to December 31, 2012:

On October 3, 2012, the Company issued four founders of the Company 23,350,000 shares of the Company’s Common Stock.  The Company valued the aggregate number of shares issued at a total amount of $2,335.

On December 13, 2012, the Company sold 75,000 shares of Common Stock for $0.33 per share.

The following sales and issuances of Common Stock were made during the year ended December 31, 2013:

Common Stock sold for cash:

During the period from January 2013 to December 2013, the Company sold a total of 2,765,871 shares of Common Stock to various investors for prices ranging from $0.33 per share to $1.50 per share for $3,571,173.

Common Stock issued pursuant to reverse acquisition and Share Exchange Agreement:

As a result of the reverse acquisition, the legal acquirer maintained 6,000,000 shares of the Company’s Common Stock.  The outstanding restricted shares of the Company’s Common Stock were acquired from the previous controlling shareholder for $231,000 and subsequently cancelled.

On May 3, 2013, the Company issued two founders of the Company and key consultants the aggregate of 12,500,000 shares of the Company’s Common Stock. Subsequent to the issuance, the Company, founders and key consultants and prior shareholders entered into a Shares Exchange Agreement, to include all the shares of Common Stock issued by the then subsidiary. The net effect of the transaction is as follows: (i) the founders, key consultants and prior shareholders received 6,125,000 shares of the Company’s Common Stock in exchange for 24,500,000 shares of the subsidiary’s Common Stock; and (ii) a founder retained 11,500,000 shares of the subsidiary’s Common Stock. As part of the transaction, the Company recorded approximately $2,500,000 to stock based compensation or $0.80 per share, for the shares issued to the founders and key consultants. The Company concluded that $0.80 per share was the best indicator of fair value. On the same day, the Company sold shares at $0.80 per share through a private placement of its common stock.

Common Stock issued for financing fees and note issuance costs:

During the period from August 2013 to September 2013, the Company issued 434,467 shares of the Company’s Common Stock for issuance fees in association with the Company’s capital raises. The Company recorded a charge of $1,357,260 in connection with this transaction.

On November 26, 2013, the Company issued 50,000 shares of the Company’s common stock to an investor pursuant to a convertible promissory note executed on the same day.  The Company recorded a charge of $44,500 as interest.  The shares were valued using the Company’s closing share price on the OTCQB.  The value per share was $0.89.

Common Stock issued for acquisition of 31.94% of subsidiary:

On August 20, 2013, the Company entered into and consummated a transaction pursuant to a Share Exchange Agreement whereby (i) the Company issued to Kovens an aggregate of 2,808,000 shares of the Company’s Common Stock and (ii) the Company paid Kovens a cash dividend of $1,350,000 in exchange for the remaining 31.94% of the equity interests in CodeSmart NV.

Common Stock issued for conversion of Convertible Notes:

On June 14, 2013, a secured convertible note issued by CodeSmart NV with principal and interest of $111,537 was converted into 139,448 shares of the Company’s Common Stock.

On July 10, 2013, a secured convertible note issued by CodeSmart NV with principal and interest of $143,299 was converted into 179,180 shares of the Company’s Common Stock.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Common Stock issued for services rendered:

On May 3, 2013, the Company issued employees and key consultants 626,668 shares of the Company’s Common Stock. The Company recorded a charge of $501,334 or $0.80 per share.  The Company concluded that $0.80 per share was the best indicator of fair value.  On the same day, the Company sold shares at $0.80 per share through a private placement of its common stock.

On June 14, 2013, the Company issued employees and key consultants 337,332 shares of the Company’s Common Stock. The Company recorded a charge of $1,499,182 or $4.58 per share in connection with this transaction.

On July 8, 2013, the Company issued 44,964 shares of the Company’s Common Stock to a consultant of the Company for services rendered.  The Company recorded a charge of $297,212. The shares were valued using the Company’s closing share price on the OTCQB.  The value per share was $6.61.

On August 27, 2013, the Company issued 375,000 shares of the Company’s Common Stock to a consultant of the Company in connection with an agreement for advisory services.  The Company recorded a charge of $1,087,500. The shares were valued using the Company’s closing share price on the OTCQB.  The value per share was $2.90.

On October 18, 2013, the Company issued 842,500 shares of the Company’s Common Stock to various consultants of the Company for services rendered.  The Company recorded a charge of $2,323,615. The shares were valued using the Company’s closing share price on the OTCQB.  The value per share was $2.76.

On October 29, 2013, the Company issued 30,000 shares of the Company’s Common Stock to the Company’s former legal representative as settlement for prior legal services rendered.  The Company recorded a charge of $80,700. The shares were valued using the Company’s closing share price on the OTCQB.  The value per share was $2.69.

On November 25, 2013, the Company issued 30,000 shares of the Company’s common stock to a consultant of the Company for services rendered.  The Company recorded a charge of $30,000. The shares were valued using the Company’s closing share price on the OTCQB.  The value per share was $1.00.

Common Stock issued for 10% acquisition of Jasper Group Holdings, Inc.

On October 31, 2013, the Company consummated and closed a Share Exchange Transaction with Jasper Group Holdings, Inc. pursuant to a Share Exchange Agreement originally dated October 7, 2013 and amended as of October 31, 2013, whereby the Company received 1,106,678 shares of Jasper’s common stock, which constituted 10% of the outstanding shares of Jasper on a fully-diluted basis and, as consideration for the Jasper common stock, the Company issued to Jasper a total of 400,000 shares  of the Company’s common stock, subject to potential adjustments (see Note 7).

(B) Preferred Stock Transactions

On May 3, 2013, the Company issued to its Chief Executive Officer and Chairman, one share of the Company’s Series A Preferred Stock.  Because the Series A preferred stock has the right to cast 60% of all votes entitled to be made by the shareholders, it has a “super voting power” which enables it to decide all matters submitted to the shareholders for a vote or action by consent.

Note 7 Non-controlling Interest and Dividend Paid

In connection with the reverse acquisition described in Note 1 and Note 6a, Marc Kovens, a shareholder who owned 31.94% of the CodeSmart NV common shares did not participate in the exchange of his shares for shares of Common Stock of the Company. His interest was recognized as a non-controlling interest in the Company’s consolidated financial statements in accordance with FASB ASC 805-40-25-2.

On August 20, 2013, the Company entered into and consummated a transaction pursuant to a Share Exchange Agreement whereby (i) the Company issued to Kovens an aggregate of 2,808,000 shares of the Company’s Common Stock and (ii) the Company paid Kovens a cash dividend of $1,350,000 in exchange for the remaining 31.94% of the equity interests in CodeSmart NV. As a result of the Share Exchange Transaction, CodeSmart NV became a wholly-owned subsidiary of the Company and a non-controlling interest in CodeSmart NV is no longer presented.

In accordance with FASB ASC 810-10, the Company recorded a dividend in the amount of $6,207,840, comprised of $4,857,840, representing the change in the fair value of the 2,808,000 shares of the Company’s Common Stock from May 3, 2013, the date of the reverse merger, to August 20, 2013, the date of the issuance), and a cash payment of $1,350,000. The closing share prices for the Company’s common stock on the Over the Counter Bulletin Board on May 3, 2013 and August 20, 2013 were $0.80 and $2.53 per share, respectively.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 8 Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Operating Lease

The Company leases office space pursuant to an annual lease agreement that expires May 31, 2015.  The table reflects the future minimum lease payments are as follows;

2014	$78,324

2015	$32,635

Rent expense for the year ended December 31, 2013 and the period from October 3, 2012 (inception) to December 31, 2012 was a total of $46,883 and $0, respectively.

Note 9 Investment in Jasper Group Holdings, Inc.

On October 31, 2013, the Company consummated and closed a Share Exchange Agreement with Jasper Group Holdings, Inc. pursuant to a Share Exchange Agreement originally dated October 7, 2013 and amended as of October 31, 2013, whereby the Company received 1,106,678 shares of Jasper’s common stock, which constituted 10% of the outstanding shares of Jasper on a fully-diluted basis and, as consideration for the Jasper common stock, the Company issued to Jasper a total of 400,000 shares  of the Company’s common stock, subject to potential adjustments as described below.

Pursuant to the Share Exchange Agreement, on the 120th day following the closing date of the Share Exchange Transaction (that is, on February 28, 2014, the Measurement Date), the aggregate value of the 400,000 shares of the Company’s common stock issued to Jasper will be determined, based on the volume weighted average trading price of the common stock during the preceding 10 trading days. If that aggregate value exceeds $1,250,000, then Jasper will return to the Company a number of the shares so that the aggregate value of the remaining shares retained by Jasper as of the Measurement Date will be $1,000,000. However, if on the Measurement Date the aggregate value is less than $750,000, then the Company will be obligated to issue additional shares of common stock to Jasper so that the aggregate value of the 400,000 shares of the Company’s common stock held by Jasper, together with the additional shares to be issued to Jasper, will be $1,000,000.

Due to the decline in the Company’s stock price between October 31, 2013 and February 28, 2014, the Company is obligated to issue additional shares to Jasper.  As of December 31, 2013, the aggregate value of the 400,000 shares issued to Jasper had declined to $312,000, obligating the Company to issue additional shares valued at $688,000.  As of February 28, 2014, the aggregate value of the 400,000 shares issued to Jasper further deceased in value to $288,000, increasing the Company’s obligation to issue additional shares to Jasper to $712,000.  The Company had been attempting to re-negotiate its agreement with Jasper but was not successful.  The additional shares due to Jasper, valued at $712,000 on the Measurement Date, were issued on April 11, 2014.

The Company’s initial investment in Jasper was valued at $1,000,000, based on the estimated fair value of $2.50 per share for the 400,000 shares of common stock originally issued to Jasper. To date, the Company has not received any value from its investment in Jasper. Jasper is a private company and therefore, since it is not publically traded, there is no active trading market for the 1,106,678 shares received from Jasper.  Due to Jaspers position as a development stage company, the future of its financial condition is uncertain.  Due to the uncertainty of the Company’s ability to realize any value from its investment or the ability to realize value from the underlying assets of Jasper, as of December 31, 2013, the Company has written off its cost-based investment in Jasper of $1,000,000.

Pursuant to the Share Exchange Agreement and based on the calculation for the obligation at the measurement date above, the Company is liable to issue to Jasper additional shares of the Company’s common stock, valued at $712,000. These shares have not been accrued at year end due to the write off of the investment but will be expensed as of the Measurement Date. On April 11, 2014, the Company issued Jasper 994,895 shares of its Common Stock, with a value of $0.716 per share, to satisfy its obligation pursuant to the Share Exchange Agreement.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Note 10 Standby Equity Securities Purchase Agreement

On December 9, 2013, the Company and Seaside 88, LP (“Seaside”) entered into a Securities Purchase Agreement, (the “Seaside SPA”). The Seaside SPA provides the Company with the ability to effect, at our option, monthly volume of our Common Stock until the earlier of December 9, 2014 or such time as an aggregate 3,000,000 shares of the Company’s Common Stock (the “Cap”) have been purchased by Seaside. For each closing, the per share purchase price for the Common Stock is an amount equal to the average of the high and low trading prices (measured in hundredths of cents) of the Common Stock on the OTCQB during normal trading hours for the five consecutive business days immediately prior to a closing date, multiplied by 50%. The per share purchase price is subject to a floor of $0.40 and if such floor is not met with respect to any particular closing, such closing will not occur. The failure to hold a closing as a result of not meeting the floor will not impact any subsequent closing.  For each closing, the number of shares of Common Stock to be purchased by Seaside is equal to 10% of the total number of shares of Common Stock traded during normal trading hours during the 20 business days immediately preceding such closing. In no event will Seaside purchase shares in excess of the Cap, or if such purchase will cause Seaside’s beneficial ownership of shares to exceed 9.9% of the Company’s outstanding shares of Common Stock immediately subsequent to a closing. The Company may terminate the Agreement upon prior written notice to Seaside at any time.

Note 11 Stock Incentive Plan

On December 9, 2013, the Board of Directors of the Company adopted the 2013 Stock Incentive Plan to enhance the profitability and value of the Company for the benefit of its shareholders by enabling the Company to offer certain eligible employees, consultants and non-employee directors cash and stock-based incentives in the Company to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company’s shareholders.

The aggregate number of shares of our common stock that may be issued under the Plan is 3,100,000 shares, which may be increased at the end of each fiscal year of the Company in the same proportion as the issued and outstanding stock of the Company during such fiscal year subject to a maximum of 15%. Currently, no equity compensation has been granted under the Plan.

Note 12 Provision for Income Taxes

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

As of December 31, 2013 and for the period October 3, 2012 (inception) to December 31, 2012 there is no provision for income taxes, current or deferred.

		For the Period from Inception (October 3, 2012) to
	December 31, 2013	December 31, 2012

Net operating losses	$5,440,000	$7,922

Valuation allowance	(5,440,000)	(7,922)

	$-	$-

At December 31, 2013 and for the period October 3, 2012 (inception) to December 31, 2012, the Company had net operating loss carry forwards in the amount of approximately $16,000,000 and $23,300, respectively,  available to offset future taxable income through 2033.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended December 31, 2013 is summarized below.

Federal statutory rate	(34.0)%

State income taxes, net of federal	0.0

Valuation allowance	34.0

0.0%

Note 13 Subsequent Events

Subsequent to December 31, 2013 and through April 15, 2014, the Company issued nine convertible Notes to various investors, with aggregate face values of approximately $913,000, resulting in net proceeds of approximately $740,000.

On January 9, 2014, the Company sold 129,630 shares of the Company’s common stock to Seaside for $0.48 per share for a total value of $62,546 (see Note 10).

On March 12, 2014, the Company issued 25,000 shares which represents an interest payment for the Convertible Note sold by the Company on November 26, 2013, with a value of $16,500.

During March 2014, the Company sold 382,500 shares of the Company’s common stock to various investors for $0.40 per share and a total value of $153,000.

On April 11, 2014, the Company issued 994,895 shares of the Company’s common stock to Jasper Group Holdings, Inc. pursuant to the Share Exchange Agreement executed on October 31, 2013 (see Note 9) at $0.715 per share and a total value of $712,000.