Form 10-Q
period 2014-03-31
CODESMART HOLDINGS, INC.
filed 2014-05-27
CIK 1543098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 27, 2014, the registrant had 23,413,636 shares of common stock, par value $.0001 per share issued and outstanding.

CODESMART HOLDINGS, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CodeSmart Holdings, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "CodeSmart" refers to: (i) CodeSmart Holdings, Inc., a Florida corporation, (ii) The CodeSmart Group, Inc., a Nevada corporation, and (iii) American Coding Quality Association, LLC, a Delaware limited liability company.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash	$180,793	$153,834
Accounts receivable	84,472	37,597
Prepaid expenses and other current assets	124,086	115,185
Total current assets	389,351	306,616

Property and equipment, net	3,472	3,889

Total assets	$392,823	$310,505

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Accounts payable and accrued expenses	$555,366	$591,378
Deferred revenue	269,267	-
Secured convertible notes payable - net	322,422	65,382
Securities payable	-	16,500
Derivative liabilities - convertible notes	1,851,226	991,148
Derivative liabilities - warrants	140,360	145,838
Total current liabilities	3,138,641	1,810,246

Total liabilities	3,138,641	1,810,246

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 21,640,560 and 21,103,430 shares issued and outstanding, respectively	2,164	2.110
Additional paid in capital	21,002,476	20,772,983
Accumulated deficit	(23,750,458)	(22,274,834)

Total Stockholders' Equity (Deficit)	(2,745,818)	(1,499,741)

Total Liabilities and Stockholders' Equity (Deficit)	$392,823	$310,505

The accompanying notes are an integral part of these financial statements.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Condensed Consolidated Statement of Operations
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)

Revenue	$182,933	$7,600
Cost of sales	83,632	3,177
Gross profit	99,301	4,423

Operating expenses
Compensation	561,702	28,410
Professional fees	186,993	47,500
Research and development	70,925	-
Advertising and promotions	104,360	5,629
Other general and administrative expenses	208,197	2,639
Total operating expenses	1,132,177	84,178

Loss from operations	(1,032,876)	(79,755)

Other income (expenses)
Interest expense	(296,431)	-
Change in fair value of derivative liability - convertible notes	399,884	-
Change in fair value of derivative liability - warrants	23,895	-
Derivative expense	(570,096)	-
Total other income (expense)	(442,748)	-

Net loss before provision for income taxes	(1,475,624)	(79,755)
Provision for income taxes	-	-
Net loss	$(1,475,624)	$(79,755)

Net loss per common share - basic and diluted	$(0.06)	$(0.01)

Weighted average common shares outstanding - basic and diluted	24,658,158	5,872,292

The accompanying notes are an integral part of these financial statements.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Condensed Consolidated Statements of Cash Flows

	For the three months ended	For the three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,475,624)	$(79,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	417	-
Interest expense including debt issue costs and OID costs	296,015	-
Derivative expense	570,096	-
Change in fair value of derivative liability	(423,779)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(46,875)	(4,423)
Increase in prepaid expenses and other current assets	(8,901)	-
Increase in deferred revenue	269,267	-
Decrease in accounts payable and accrued expenses	(38,204)	53,104
Net Cash Used in Operating Activities	(857,588)	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	213,047	25,000
Proceeds from the issuance of convertible notes, net of debt issuance costs of $36,000	721,500	-
Cash paid for repayment of notes	(50,000)	-
Net Cash Provided By Financing Activities	884,547	25,000

Net Increase (Decrease) in Cash	26,959	(6,074)
Cash - Beginning of Period	153,834	6,074

Cash - End of Period	$180,793	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$416	$-

The accompanying notes are an integral part of these financial statements.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

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
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of its operations, and cash flows for the three months ended March 31, 2014.  Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed of omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2014.  The accompanying consolidated financial statements should be read in conjuction with the more detailed financial statements , and the related footnotes thereto, filed with the Company’s Annual Report on Form 10K for the year ended December 31, 2013 and filed on April 21, 2014.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,475,624 and $79,755 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the Company had accumulated deficits of $23,750,458 and $22,274,834, respectively. Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and have a significant accumulated deficit, as well as significant outstanding accounts payable and accrued expenses at March 31, 2014. On March 31, 2014, the United States Department of Health and Human Services once again delayed the implementation of ICD-10. The implementation date has now been scheduled to take effect on October 1, 2015. This delay will cause a significant delay in our ability to generate significant revenues. We currently do not have adequate resources, including cash on hand and expected revenues to meet our operating requirements. Management will look to secure additional funding through the sale of additional convertible Notes or Common Stock. However, there can be no guarantee that we will be successful in obtaining additional debt facilities or raising equity on favorable terms. On April 24, 2014 we announced a plan of restructuring as a result of the Company being unable to fund our operations.  In the event that we are unable to fund the Company by additional borrowings or raising equity capital, we may be forced to reduce our expenses further. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, The CodeSmart Group, Inc. (CodeSmart NV), and American Coding Quality Association, LLC (ACQA), (collectively, the “Company” or “we”, “our” or “us”). All intercompany transactions and balances have been eliminated in consolidation.

Risks and Uncertainties

The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at March 31, 2014 and December 31, 2013.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.  The Company’s secured convertible notes approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and December 31, 2013.

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
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended March 31, 2014 and 2013 were $70,925 and $0, respectively.

Revenue Recognition and Deferred Revenue

Revenues consist primarily of tuition and fees derived from online courses taught by CODESMART™ UNIVERSITY as well as from related educational resources that the University provides to its students, such as access to our online materials and learning management system. Students have access to the platform for a period of 12 months.  However, the Company has determined that students complete the course within six months.  Accordingly, tuition revenues and most fees from related educational resources are recorded as deferred revenue and amortized into revenue over a period of six months. The University maintains an institutional tuition refund policy, which provides for a full refund within stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws within the University’s allotted refund period, then in accordance with its revenue recognition policy, the University will immediately not recognize as revenue the tuition that was originally recorded.

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

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

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

As of March 31, 2014 and December 31, 2013, our convertible notes and debentures were convertible into 4,309,495 and 2,004,816 shares of common stock, respectively.  On March 31, 2014 and December 31, 2014 we had 222,498 and 204,999 common stock warrants outstanding, all of which have been excluded from the computation of diluted loss per share because their effect is anti-dilutive.

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

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

The Company follows the guidance of FASB ASC 740-10-25 to determine whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the three months ended March 31, 2014 and the year ended December 31, 2013.

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

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

Note 3 Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation:

	March 31, 2014	December 31, 2013
	(Unaudited)
Computer equipment	$5,000	$5,000
Less: Accumulated depreciation and amortization	(1,528)	(1,111)
	$3,472	$3,889

Depreciation expense, which is recognized over the estimated useful life of the equipment of three years, was $417 and $0 for the three months ended March 31, 2014 and 2013, respectively.

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

The allocation of the proceeds received for the Notes issued in 2014 and 2013 is summarized below:

	March 31, 2014	December 31, 2013
	(Unaudited)
Total principal amounts	$866,819	$1,072,944
Less: OID & lender fees recorded as interest	(78,819)	(44,444)
Less: 3rd party fees paid (legal and issuance costs recorded as interest)	(66,500)	(64,000)
Less: non-cash investor and third party fees paid: (stock and warrants)	(18,417)	(83,375)
Net proceeds	703,083	881,125
Less: embedded derivative recognized	(1,259,962)	(1,009,894)
Derivative expense	570,096	331,093
Initial carrying amounts	$13,217	$202,324

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

In circumstances where the fair values of the separated embedded derivative instrument recognized and/or the warrants issued, exceeded the net proceeds received, a derivative expense is recognized.  The initial carrying amounts of the Notes are then accreted to their redemption values, including accrued interest thereon at the stated rate, using an effective interest method.

We issued Notes on April 15, 2013 and April 24, 2013 which bore interest at 10% per annum.  On July 10, 2013 and June 14, 2013 the total amounts due for the Notes including accrued interest were converted by the holders into 179,180 and 139,448 shares of our common stock, respectively.

A Note issued to Gerald Hickson on November 26, 2013, included above, was repaid with payments of $50,000 on December 19, 2013 and January 13, 2014. On January 9, 2014, the Company issued 25,000 shares of its common stock which represented interest due as of December 26, 2013.

We issued Notes on December 13, 2013 and January 10, 2014. The fees deducted and OID included above consists of $11,838 and $47,358 for the fair value of 17,499 and 17,499 common stock warrants issued to the placement agent, respectively.

The Notes outstanding at March 31, 2014, their interest rates, accrued interest and carrying amounts were as follows:

Issued	Due Date	Face Amount	Accrued Interest Due	Effective Interest Recognized	Carrying Amount	Stated Interest Rate	Default Interest Rate

August 29, 2013	August 29, 2014	$150,000	$7,068	$23,681	$23,681	8%	18%

December 13, 2013	December 12, 2014	194,444	19,444	7,983	7,983	10%	18%

December 19, 2013	September 19, 2014	225,000	6,704	8,605	8,605	10%	22%

December 19, 2013	September 20, 2014	153,500	3,465	19,495	55,883	8%	22%

January 10, 2014	July 10, 2014	194,444	19,444	72,007	72,007	10%	18%

January 10, 2014	January 10, 2015	110,000	2,441	26,403	26,403	10%	20%

January 23, 2014	January 23, 2016	118,000	14,160	30,963	30,963	10%	24%

February 3, 2014	October 30, 2014	100,000	1,583	17,315	30,532	9%	24%

February 6, 2014	February 6, 2015	55,000	976	11,385	11,385	12%	18%

February 19, 2014	February 19, 2015	55,556	749	11,878	11,878	12%	24%

February 20, 2014	November 18, 2014	110,000	1,121	29,185	29,185	12%	24%

March 5, 2014	March 5, 2015	55,556	329	10,197	10,197	8%	22%

March 21, 2014	December 17, 2014	63,000	152	3,721	3,721	8%	22%
					$322,422

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

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

					$65,382

As of March 31, 2014, the fair value of the embedded derivative instrument in each Note, the effective conversion price of each Note and the number of common shares into which each Note, including accrued interest, was convertible were as follows:

Issued	Due Date	Face Amount	Embedded Derivative	Conversion Price	Conversion Shares

August 29, 2013	August 29, 2014	$150,000	$149,316	$0.4073	378,338

December 13, 2013	December 12, 2014	194,444	254,583	$0.3770	567,345

December 19, 2013	September 19, 2014	225,000	259,370	$0.3770	614,599

December 19, 2013	September 20, 2014	153,500	175,853	$0.3770	416,354

January 10, 2014	July 10, 2014	194,444	225,253	$0.3770	567,344

January 10, 2014	January 10, 2015	110,000	136,378	$0.3770	298,252

January 23, 2014	January 23, 2016	118,000	161,572	$0.3770	350,557

February 3, 2014	October 30, 2014	105,263	86,839	$0.4713	226,730

February 6, 2014	February 6, 2015	55,000	62,693	$0.4030	138,899

February 19, 2014	February 19, 2015	55,556	69,918	$0.3770	149,349

February 20, 2014	November 18, 2014	110,000	130,425	$0.3770	295,613

March 5, 2014	March 5, 2015	55,556	69,931	$0.3770	148,235

March 21, 2014	December 17, 2014	63,000	69,095	$0.4000	157,880

			$1,851,226		4,309,495

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

In connection with the issuance of the Notes, we also issued common stock warrants to investors or to the placement agents, as follows:

Financing Date	Warrants Issued To	Number of Warrants	Expiration Date	Fair Value at Issuance	Fair Value at March 31, 2014	Exercise Price

December 13, 2013	Placement agent	17,499	December 13, 2016	$11,838	$8,402	$1.00

December 19, 2013	Investors	187,500	December 31, 2018	118,379	123,453	0.40

January 10, 2014	Placement agent	17,499	January 10, 2017	18,417	8,505	0.40
				$154,792	$140,360

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

The embedded conversion options in the Notes, which are accounted for separately as derivative instruments, and the warrants are valued using a binomial lattice model because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model as of the dates the Notes and warrants were issued and as of March 31, 2014 and December 31, 2013 included an expected life equal to the remaining term of the Notes or warrants, an expected dividend yield of zero, estimated volatility ranging from 127% to 143%, and risk-free rates of return of 0.05% to 0.72%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the Notes or warrants. Volatility is based upon our expected common stock price volatility over the remaining term of the Notes or warrants. The volatility used for the Notes is based on the Company’s 100-day volatility, which is considered a reasonable surrogate for the volatility to be expected over the life of the Notes. That volatility has generally ranged from 120% to 140%. As a result of the anti-dilution provisions, the fixed exercise price of the warrants has been reset equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the previously stated exercise price of the warrant.

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

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the year ended December 31, 2013 and the three months ended March 31, 2014:

	Compound Embedded Derivatives	Warrant Derivatives

Balance – December 31, 2012	$-	$-

Issuances:
April 15, 2013	47,075
April 24, 2013	36,988
August 29, 2013	290,994
November 26, 2013	118,558
December 13, 2013	185,037	11,838
December 19, 2013	217,628	124,536
December 19, 2013	113,613

Fair value adjustments:
Compound embedded derivatives	1,556,255
Warrant derivatives		9,464

Conversions:
April 15, 2013 financing	(519,750)
April 24, 2013 financing	(1,055,250)

Balance – December 31, 2013	991,148	145,838

Issuances:
Compound embedded derivatives	1,259,962	-
Warrant derivatives	-	18,417

Fair value adjustments:
Compound embedded derivatives	(399,884)	-
Warrant derivatives	-	(23,895)

Balance – March 31, 2014	$1,851,226	$140,360

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

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

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

●
The holder(s) of the Series A Preferred Stock shall not be entitled to dividends, except that in the event that a dividend is declared on the Company’s Common Stock, the holder(s) of the Series A Preferred Stock shall receive the dividends that would be payable if all then outstanding shares were converted into Common Stock immediately prior to the declaration of the dividend.

●	No liquidation preference.

●
The Series A Preferred Stock has a super voting right in that it votes together with the common stock and any other class of stock entitled to vote with the common stock all as a single class, with the total number of issued and outstanding shares of Series A Preferred Stock entitled to 60% of all votes to be cast on any matter;

●
Conversion upon Class Consent – All outstanding shares of Series A Preferred Stock may be converted into Common Stock at the election of the holder(s) of all the Series A Preferred Stock.  Automatic Conversion of all of the outstanding shares of Series A Preferred Stock shall take place in the event of a Change in Control of the Company.

●
Additional Rights – the Company shall not, without obtaining written approval from the holders of the Series A Preferred Stock, alter of change the powers, preferences, privileges, or rights of the Series A Preferred Stock.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

Note 6 Stockholders’ Equity

During the period from January 2014 to March 2014, the Company sold a total of 512,130 shares of Common Stock to various investors for prices ranging from $0.40 per share to $0.4825 per share for $213,047.

On January 9, 2014, the Company issued 25,000 shares of its common stock which represented interest due as of December 26, 2013.

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

2014	$58,743

2015	$32,635

Rent expense for the three months ended March 31, 2014 and 2013 was a total of $17,935 and $0, respectively.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

Note 8 Investment in Jasper Group Holdings, Inc.

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

Pursuant to the Share Exchange Agreement and based on the calculation for the obligation at the measurement date above, the Company is liable to issue to Jasper additional shares of the Company’s common stock, valued at $712,000. These shares have not been accrued at March 31, 2014 due to the write off of the investment but will be expensed as of the date of issuance. On April 11, 2014, the Company issued Jasper 994,895 shares of its Common Stock, with a value of $0.715 per share, to satisfy its obligation pursuant to the Share Exchange Agreement.  The Company will record a charge in the amount of $711,350 related to this transaction.

Note 9 Standby Equity Securities Purchase Agreement

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

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

Note 10 Stock Incentive Plan

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

Note 11 Subsequent Events

Subsequent to March 31, 2014 and through May 20, 2014, the Company issued two convertible Notes to various investors, with an aggregate face value of approximately $144,000, resulting in net proceeds of approximately $105,000.

On April 2, 2014, the Company issued 51,000 shares of the Company’s common stock pursuant to an agreement with ECPC Capital LLC.  The Company will record a charge to stock financing expense of $20,400 or $0.40 per share for the placement agent fees in connection with the private placement to raise $153,000 in cash in March 2014.

On April 10, 2014, the Company issued 100,000 shares of the Company's common stock to Lyon’s Capital LLC pursuant to a consulting agreement.  The shares were valued at a total of $62,000 or $0.62 per share.

On April 11, 2014, the Company issued 994,895 shares of the Company’s common stock to Jasper Group Holdings, Inc. pursuant to the Share Exchange Agreement executed on October 31, 2013 (see Note 9) at $0.715 per share and a total value of $711,350.

On April 22, 2014, the Company issued 150,000 shares of the Company’s common stock to David Patterson pursuant to an advisory agreement with Mr. Patterson.  The shares were valued at a total of $45,750 or $0.305 per share.

On April 29, 2014, the Company issued 10,000 shares of the Company’s common stock to WHC Capital LLC (“WHC”).  The shares were issued pursuant to a Convertible Note sold by the Company to WHC on March 5, 2014.  The Company will record a charge to interest in the amount of $3,100 or $0.31 per share.

On April 29, 2014, the Company, Group 10 Holdings, LLC (“Group 10”), Magna Group, LLC (“Magna”) entered into an Assignment Agreement (the “Assignment Agreement”), where Group 10 sold and assigned to Magna the convertible debenture (the “Original Debenture”) that it originally acquired on August 29, 2013. Pursuant to the Assignment Agreement, the Company agreed to issue a new form of note (the “Assignment Note”) in replacement of the Original Debenture. The Assignment Note is of the principal amount of $228,750.41 which is the sum of the original principal amount, prepayment penalty and accrued interest of the Original Debenture. The Assignment Note accrues interest at 12% per annual and will be due on April 22, 2015. Magna will have the right to convert the Assignment Note at the conversion price which equals to 62% of the volume-weighted average price for the Common Stock during the three (3) trading day period prior to conversion.  From May 5, 2014 to May 22, 2014, Magna converted the Assignment Note to 467,181 shares of the Company’s common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company plans to implement operations and reaching their goals and objectives by hiring qualified personnel to play key roles throughout the organization. The Company utilizes a hiring process with a long term successful track record. It has a philosophy in hiring the most qualified personnel along with a strong branding and marketing campaign. The marketing campaign will be multifaceted and include a very aggressive direct marketing campaign along with building strong distribution partnerships as it has already begun to do. The majority of the funds received in offerings of the Company's securities will be put into marketing, branding, and sales activities along with operational support activities. The success of the Company is directly related to marketing and sales campaigns and support. Building a national brand and creating market awareness will be critical. Supporting sales and customers will also be important from an operational perspective.

Results of Operations for the three months ended March 31, 2014

Revenue and Gross Profit

During the three months ended March 31, 2014, the Company earned $182,933 in instructional revenue as compared to $7,600 for the three months ended March 31, 2013. The increase of $175,333 was due to the Company’s ICD-10 training program enrollments increasing as the deadline for the implementation of ICD-10 approached. The Company incurred $83,632 in costs associated with earning the revenue during the three months ended March 31, 2014 as compared to $3,177 for the three months ended March 31, 2013. The increase of $80,455 was due to the increase of revenue.

Operating Expenses

During the three months ended March 31, 2014, the Company incurred total operating expenses in the amount of $1,132,177 as compared to $84,178 for the three months ended March 31, 2013. The increase of $1,047,999 was due to increases in compensation and benefits expenses in the amount of $533,292, professional fees in the amount of $139,493, research and development expenses in the amount of $70,925, advertising and promotions of $98,731 and other general and administrative expenses in the amount of $205,558.

Loss from Operations

Loss from operations for the three months ended March 31, 2014 was $1,032,876 as compared to $79,755 for the three months ended March 31, 2013. The increase of $953,121 was due to the increase of general and administrative expenses as detailed above.

Net Loss

Net loss from operations for the three months ended March 31, 2014 was $1,475,624 as compared to $79,755 for the three months ended March 31, 2013. The increase in net loss was attributable to the operating expenses as detailed above. In addition, during the three months ended March 31, 2014, the Company sold several convertible debentures for the aggregate net proceeds of $757,500. The convertible debentures contained embedded features that the Company had to bifurcate and account for at fair value. On the dates of issuance, the Company recorded derivative expenses of $570,096 in total. As of March 31, 2014, the Company re-valued all derivative instruments, including those sold prior to the three months ended March 31, 2014 and recorded a gain of $423,779. Inflation did not have a material impact on the Company’s operations for the period. On March 31, 2014, the implementation of ICD-10 was once again delayed until October 1, 2015. The Company anticipates that the delay of the implementation date will delay the Company’s ability to generate significant revenues and will have a material impact on the Company’s results of operations. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

At March 31, 2014, we had a working capital deficit of $2,749,290. The Company recorded $182,933 of earned revenue for the three months ended March 31, 2014. Net cash used for operating activities for the three months ended March 31, 2014 was $857,588 as compared to $31,074 during the three months ended March 31, 2013.  The increase was due to (i) depreciation of $417 during the 3 months ended March 31, 2014 as compared to $0 during the 3 months ended March 31, 2013; (ii) derivative and interest expenses of $570,096 and $296,015 offset by the net change in fair market value of derivative liabilities of $423,779 directly related to the various Notes sold by the Company during the three months ended March 31, 2014 as compared to $0 for any Note related transactions during the three months ended March 31, 2013; (iii) increases in accounts receivable, prepaid expenses and deferred revenue of $46,875, $8,901 and $269,267, respectively during the three months ended March 31, 2014 as compared to $4,423, $0 and $0, respectively during the three months ended March 31, 2013; (iv) the decrease of accounts payable and accrued expenses of $38,204 during the three months ended March 31, 2014 as compared to the increase of $53,104 during the three months ended March 31, 2013; and (v) the net loss for the three months ended March 31, 2014 was $1,475,624 as compared to $79,755 for the three months ended March 31, 2013. Cash used in operating activities was primarily for compensation, professional fees and marketing and advertising. Net cash provided by financing activities for the three months ended March 31, 2014 was $884,547 as compared to $25,000 during the three months ended March 31, 2013. This increase was primarily due to $213,047 in proceeds from the sale and issuance of common stock during the three months ended March 31, 2014 as compared to $25,000 during the three months ended March 31, 2013, $757,500 in sale and issuance of secured convertible notes offset by a $50,000 payment to repay an outstanding convertible note and payments of $36,000 for debt issuance costs directly related to the various Notes sold by the Company during the three months ended March 31, 2014 as compared to $0 for any Note related transactions during the three months ended March 31, 2013.

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

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and except for below, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation. On April 24, 2014, Mr. Diego E. Roca resigned from all his positions of the Company, including the position as its interim Chief Financial Officer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period from January 2014 to March 2014, the Company sold a total of 512,130 shares of its common stock to various investors for prices ranging from $0.40 per share to $0.4825 per share for $213,047.

On January 9, 2014, the company issued 25,000 shares of its common stock which represented interest due at December 26, 2013.

On April 11, 2014, the Company issued a total of 994,895 shares of Common Stock, valued at $0.715 per share or $711,350, to Jasper Group Holdings, Inc. (“Jasper”) as an adjustment to the number of shares issued by the Company to acquire the 10% of the equity interests of Jasper pursuant to the Share Exchange Agreement, dated October 7, 2013 and as amended as of October 31, 2013.

The above referenced issuance of the Company’s securities was not registered under the Securities Act of 1933, as amended (the “1933 Act”), and the Company relied on an exemption from registration provided by Rule 506(c) of Regulation D promulgated under the 1933 Act for such issuance. Except as disclosed above, all unregistered sales of the Company’s securities have been disclosed on the Company’s current reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.

31.02	Certification of Principal Executive Officer Pursuant to Rule 13a-14.	Filed herewith.

32.01	CEO and COO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CODESMART HOLDINGS, INC.

Dated: May 27, 2014	/s/ Ira Shapiro
By: Ira Shapiro
Title: Chief Executive Officer and Chief Accounting Officer

Dated: May 27, 2014	/s/ Sharon Franey
By: Sharon Franey
Title: Chief Operating Officer