Form 10-K/A
period 2013-12-31
CODESMART HOLDINGS, INC.
filed 2014-06-19
CIK 1543098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K/A
AMENDMENT NO. 1 TO FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 333-180653
CODESMART HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	45-4523372
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5029 Apple Lane Mohnton, PA 19540	(646)-248-8550
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

EXPLANATION NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A of CodeSmart Holdings, Inc. (the “Company”) for the year ended December 31, 2013 is being filed to amend the financial information contained in the Management’s Discussion and Analysis of Financial Condition and Plan of Operation in Part I and the financial statements in Part IV of the Company’s Annual Report on Form 10-K for year ended December 31, 2013 which was filed with the Securities and Exchange Commission (“SEC”) on April 21, 2014 (the “Form 10-K”).

In its previously filed financial statements for the year ended December 31, 2013 included in its annual report in Form 10-K, the Company recorded tuition and training related fees as revenue upon enrollment. The Company has restated its financial statements for the period ended December 31, 2013 to reflect all tuition and training related fees as deferred revenue to be amortized over a 12 to 18 month period. The Company provides online access to its students for a period of 12 to 18 months subsequent to enrollment in online courses. Therefore, the Company has established such period as the amortization period of deferred revenues recorded for the enrollment of online courses.

Except as described above, no other parts of the 10-K are being amended.

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

Results of Operations for the year ended December 31, 2013 and the period October 3, 2012 (inception) to December 31, 2012

Revenue and Gross Profit

During the year ended December 31, 2013, the Company earned $122,260 in instructional revenue. The Company incurred $45,814 in costs associated with earning the revenue. In addition, the Company earned $146,620 in consulting revenue for ICD-10 implementation and analysis and incurred costs of $39,721 associated with earning the revenue.  As a result, the Company’s gross profit for the year ended December 31, 2013 was $183,345.  The Company had no revenue or costs associated with earning revenue during the period October 3, 2012 (inception) to December 31, 2012.

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

Loss from Operations

Loss from operations for the year ended December 31, 2013 and the period October 3, 2012 (inception) to December 31, 2012 was $12,959,304 and $23,386, respectively. The loss for the year ended December 31, 2013 was primarily attributable to the compensation and benefits and professional fees described above of $12,110,050, other operating expenses, including research and development, advertising and general and administrative expenses of $1,032,599, offset by gross profits earned from tuition and consulting revenue. The loss from operations for the period October 3, 2012 (inception) to December 31, 2012 was due to general and administrative expenses.

Net Loss

Net loss for the year ended December 31, 2013 and the period October 3, 2012 (inception) to December 31, 2012 was $16,138,003 and $23,386, respectively. The net loss was primarily attributable to the loss from operations, derivative expense and changes in the fair value of our derivative instrument liabilities of $1,889,868. The net loss for the period October 3, 2012 (inception) to December 31, 2012 was due to general and administrative expenses.

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

Liquidity and Capital Resources

Cash and Working Capital

As of December 31, 2013, we had a working capital deficit of $1,598,025.  Our current liabilities of $1,960,716 exceeded our current assets of $362,691.  We had an accumulated deficit of $22,369,229 from the period October 3, 2012 (inception) to December 31, 2013.  However, we have no contingencies or long-term obligations.

As of December 31, 2012, we had working capital of $3,949.  Our current assets of $6,074, consisting of cash exceeded our current liabilities of $2,125.  We had an accumulated deficit of $23,386 from October 3, 2012 (inception) to December 31, 2012.  However, we had no contingencies or long-term obligations.

We had a cash balance of $153,834 on December 31, 2013.  Net cash used for operating activities for the year ended December 31, 2013 was $2,751,913. The net loss for the year ended December 31, 2013 was $16,138,003. Cash used in operating activities was for compensation, professional fees and marketing and advertising.

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

Over the next 12 months, we plan to continue to fund our operations through the sale of common stock, common stock warrants, convertible notes or a combination thereof. There is no guarantee that the Company will be able to raise sufficient capital.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $16,138,003 and net cash used in operations of $2,751,913, for the year ended December 31, 2013. In addition, the Company has an accumulated deficit of $22,369,229 and $23,386 as of December 31, 2013 and December 31, 2012, respectively.

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

Revenue Recognition

Revenues consist primarily of tuition and fees derived from online courses taught by CODESMART™ UNIVERSITY as well as from related educational resources that the University provides to its students, such as access to our online materials and learning management system. The Company provides online access to its students for a period of 12 to 18 months subsequent to enrollment in online courses.  Therefore, the Company has established such period as the amortization period of deferred revenues recorded for the enrollment of online courses.  Accordingly, tuition revenue and most fees from related educational resources are recorded as deferred revenue and amortized into revenue over a 12 to 18 month period. The University maintains an institutional tuition refund policy, which provides for a full refund within stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws within the University’s allotted refund period, then in accordance with its revenue recognition policy, the University will immediately not recognize as revenue the tuition that was originally recorded.

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

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; *
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith
**	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CODESMART HOLDINGS, INC.

Dated: June 19, 2014	By:	/s/ Ira Shapiro
Ira Shapiro Chief Executive Officer
Dated: June 19, 2014	By:	/s/ Sharon Franey
Sharon Franey Chief Operating Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 19, 2014	By:	/s/ Ira Shapiro
Ira Shapiro Director
Dated: June 19, 2014	By:	/s/ Sharon Franey
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

As discussed in Note 3 to the financial statements, in its audited financial statements for the year ended December 31, 2013 the Company recorded tuition and training related fees as revenue upon enrollment.   The Company is restating its financial statements to reflect all tuition and training related fees as deferred revenue to be amortized over a 12 to 18 month period.

Correction of the aforementioned presentation and disclosure has resulted in an increase in prepaid and other current assets of $56,075 and an increase in deferred revenue of $150,470.   In addition, the correction has also resulted in an increase in net loss for the year ended December 31, 2013 as well as increase in the accumulated deficit at December 31, 2013 of $94,395.  Finally, the disclosure related to the Company's revenue recognition and deferred revenue policies has been modified to reflect the change discussed in the previous paragraph.

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

KBL, LLP

KBL, LLP
New York, NY
April 18, 2014, except for the effects of financial restatements described in Note 3, as to which the date is June 18, 2014.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp. Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(Restated)

Assets
Cash	$153,834	$6,074
Accounts receivable	37,597	-
Prepaid expenses and other current assets	171,260	-
Total current assets	362,691	6,074

Property and equipment, net	3,889	-

Total assets	$366,580	$6,074

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$591,378	$2,125
Secured convertible notes payable – net	65,382	-
Deferred revenue	150,470	-
Securities payable	16,500	-
Derivative liabilities - convertible notes	991,148	-
Derivative liabilities - warrants	145,838	-
Total current liabilities	1,960,716	2,125

Total liabilities	1,960,716	2,125

Stockholders' Equity (Deficit)
Preferred stock, Series A, $0.0001 par value; 100,000,000 and 0 shares authorized;
1 share and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 and 100,000,000 shares authorized;
21,103,430 and 23,425,000 shares issued and outstanding, respectively	2,110	2,343
Additional paid in capital	20,772,983	24,992
Accumulated deficit	(22,369,229)	(23,386)

Total Stockholders' Equity (Deficit)	(1,594,136)	3,949

Total Liabilities and Stockholders' Equity (Deficit)	$366,580	$6,074

The accompany notes are an integral part of the consolidated financial statements

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp. Consolidated Statements of Operations

	For the year ended December 31, 2013	The period October 3, 2012 (inception) to December 31, 2012
	(Restated)

Revenue	$268,880	$-
Cost of revenue	85,535	-
Gross profit	183,345	-

Operating expenses:
Compensation	3,550,423	-
Professional fees	8,559,627	-
Research and development	178,654	-
Advertising and promotions	339,629	-
Other general and administrative expenses	514,316	23,386
Total operating expenses	13,142,649	23,386

Loss from operations	(12,959,304)	(23,386)

Other income (expenses)
Interest expense	(288,956)	-
Interest income	125	-
Change in fair value of derivative liability – convertible notes	(1,556,255)	-
Change in fair value of derivative liability – warrants	(9,464)	-
Derivative expense	(324,149)	-
Loss on investment of Jasper Group Holdings, Inc.	(1,000,000)	-
Total other income (expense)	(3,178,699)	-

Loss before provision for income taxes	(16,138,003)	(23,386)

Provision for income taxes	-	-

Net loss	$(16,138,003)	$(23,386)

Net loss per common share - basic and diluted	$(1.25)	$(0.001)

Weighted average common shares outstanding-basic and diluted	12,898,463	23,365,169

The accompany notes are an integral part of the consolidated financial statements

Codesmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp. Consolidated Statement of Changes in Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Par	Shares	Par	Capital	Deficit	(Deficit)
Balance at October 3, 2012 (inception)	-	$-	-	$-	$-	-	$-
	-	-
Founders stock issued for services, $0.0001 per share	-	-	23,350,000	2,335	-	-	2,335
Stock sold through subscription agreements December 2012 at $0.33 per share	-	-	75,000	8	24,992	-	25,000
Net loss						(23,386)	(23,386)

Balance, December 31, 2012	-	$-	23,425,000	$2,343	$24,992	(23,386)	$3,949

Stock sold through subscription agreements at $0.33 per share	-	-	75,000	8	24,992	-	25,000
Net effect of recapitalization (May 3, 2013)	-	-	(8,567,000)	(857)	7,126,303	(6,207,840)	917,606
Stock sold through subscription agreements at $0.80 per share	-	-	337,500	34	269,966	-	270,000
Stock sold through subscription agreements at $1.50 per share	-	-	2,112,871	211	3,169,092	-	3,169,303
Stock sold through Securities Purchase Agreement at $0.483 per share	-	-	240,500	24	106,846	-	106,870
Stock issued pursuant to issuance costs	-	-	434,467	43	1,357,217	-	1,357,260
Stock issued for note issuance costs	-	-	50,000	5	44,495	-	44,500
Stock issued pursuant to note conversions	-	-	318,628	32	254,804	-	254,836
Stock issued for services rendered	-	-	2,276,464	227	5,819,316	-	5,819,543
Preferred stock, Series A, issued for compensation expense	1	-	-	-	-	-	-
Stock issued pursuant to Acquisition of 10% of Jasper	-	-	400,000	40	999,960	-	1,000,000
Reclassification of derivative liability to additional paid in capital	-	-	-	-	1,575,000	-	1,575,000
Net loss	-	-	-	-	-	(16,138,003)	(16,138,003)

Balance, December 31, 2013 (Restated)	1	$-	21,103,430	$2,110	$20,772,983	$(22,369,229)	$(1,594,136)

The accompany notes are an integral part of the consolidated financial statements

Codesmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp. Consolidated Statements of Cash Flows

	For the year ended December 31, 2013	The period October 3, 2012 (inception) to December 31, 2012
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,138,003)	$(23,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,111	-
Interest expense including OID and note issuance costs	288,799	-
Share-based compensation	9,676,278	2,335
Derivative expense and change in fair value of derivative liabilities	1,889,868	-
Loss on investment of Jasper Group Holdings, Inc.	1,000,000	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(37,597)	-
Increase in prepaid expenses and other current assets	(171,260)	-
Increase in deferred revenue	150,470	-
Increase in accounts payable and accrued expenses	588,421	2,125
Net Cash Used in Operating Activities	(2,751,913)	(18,926)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash paid for equipment	(5,000)	-
Net Cash Used In Investing Activities	(5,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,571,173	25,000
Proceeds from the issuance of secured convertible notes	992,500	-
Debt issuance costs paid in cash	(28,000)	-
Cash paid for repayment of notes	(50,000)	-
Cash paid for dividends (through recapitalization)	(1,350,000)	-
Cash paid to cancel shares (through recapitalization)	(231,000)	-
Net Cash Provided By Financing Activities	2,904,673	25,000

Net Increase in Cash	147,760	6,074

Cash - Beginning of Period	6,074	-

Cash - End of Period	$153,834	$6,074

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$157	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of convertible notes and interest into common stock	$1,829,599	$-
Dividend paid in stock to non-controlling interest	$4,857,840	$-
Shares issued for the acquisition of 10% of Jasper Holdings, Inc.	$1,000,000	$-

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $16,138,003 and $23,386 for the year ended December 31, 2013 and the period October 3, 2012 (inception) to December 31, 2012, respectively. As of December 31, 2013 and December 31, 2012, has an accumulated deficit of $22,369,229 and $23,386, respectively. Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and have a significant accumulated deficit, as well as significant outstanding accounts payable and accrued expenses at December 31, 2013. On March 31, 2014, the United States Department of Health and Human Services once again delayed the implementation of ICD-10. The implementation date has now been scheduled to take effect on October 1, 2015. This delay will cause a significant delay in our ability to generate significant revenues. We currently do not have adequate resources, including cash on hand and expected revenues to meet our operating requirements. Management will look to secure additional funding through the sale of additional convertible Notes or Common Stock. However, there can be no guarantee that we will be successful in obtaining additional debt facilities or raising equity on favorable terms. In the event we are unable to fund our operations by additional borrowings or raising equity capital, we may be forced to reduce our expenses. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Revenue Recognition and Deferred Revenue

Revenues consist primarily of tuition and fees derived from online courses taught by CODESMART™ UNIVERSITY as well as from related educational resources that the University provides to its students, such as access to our online materials and learning management system. The Company provides online access to its students for a period of 12 to 18 months subsequent to enrollment in online courses.  Therefore, the Company has established such period as the amortization period of deferred revenues recorded for the enrollment of online courses.  Accordingly, tuition revenue and most fees from related educational resources are recorded as deferred revenue and amortized into revenue over a 12 to 18 month period. The University maintains an institutional tuition refund policy, which provides for a full refund within stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws within the University’s allotted refund period, then in accordance with its revenue recognition policy, the University will immediately not recognize as revenue the tuition that was originally recorded.

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

Note 3 Restatement – Revenue Recognition and Deferred Revenue

As discussed in Note 2, the Company provides online access to its students for a period of 12 to 18 months subsequent to enrollment in online courses. Therefore, the Company has established such period as the amortization period of deferred revenues recorded for the enrollment of online courses. Accordingly, tuition revenue and most fees from related educational resources are recorded as deferred revenue and amortized into revenue over a 12 to 18 month period. In its previously filed financial statements for the year ended December 31, 2013 included in its annual report in Form 10-K, the Company recorded tuition and training related fees as revenue upon enrollment. Accordingly, the Company has restated its financial statements for the period ended December 31, 2013 to reflect all tuition and training related fees as deferred revenue to be amortized over a 12 to 18 month period. The table below reflects individual line items changed in the restated financial statements.

Net loss prior to restatement	$(16,043,608)

(1)	(150,470)
(2)	56,075

Net loss after restatement	$(16,138,003)

Accumulated deficit - prior to restatement	$(22,274,834)

(1)	(150,470)
(2)	56,075

Accumulated deficit - after restatement	$(22,369,229)
(1) Reflects correction of revenue amount recorded based on deferred revenue to be amortized over 12 to 18 month period
(2) Reflects correction of cost of revenue amount recorded and to be amortized over a 12 to 18 month period.

The tables below reflect the effect of restatement of the Company’s financial statements for the year ended December 31, 2013 as described above.

Balance Sheet	As originally	12/31/2013	12/31/2013
December 31, 2013	reported	Adjustments	As Restated
Prepaid and other current assets	$115,185	$56,075	$171,260
Deferred revenue	-	150,470	150,470
Accumulated deficit	(22,274,834)	(94,395)	(22,369,229)

Statement of Operations	As originally	12/31/2013	12/31/2013
For the Year Ended December 31, 2013	reported	Adjustments	As Restated
Revenue	$419,350	$(150,470)	$268,880
Cost of revenue	141,610	(56,075)	85,535
Gross margin	277,740	(94,395)	183,345
Net loss	(16,043,608)	(94,395)	(16,138,003)

Statement of Cash Flows	As originally	12/31/2013	12/31/2013
For the Year Ended December 31, 2013	reported	Adjustments	As Restated
Net loss	$(16,043,608)	$(94,395)	$(16,138,003)
Increase in prepaid expenses and other assets	(115,185)	(56,075)	(171,260)
Increase in deferred revenue	-	150,470	150,470

Statement of Changes in Stockholders’ Equity (Deficit)	As originally	12/31/2013	12/31/2013
For the Year Ended December 31, 2013	reported	Adjustments	As Restated
Net loss	$(16,043,608)	$(94,395)	$(16,138,003)
Accumulated deficit	(22,274,834)	(94,395)	(22,369,229)

Note 4 Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation:

	December 31, 2013	December 31, 2012
Computer equipment	$5,000	$-
Less: Accumulated depreciation and amortization	(1,111)	-
	$3,889	$-

Depreciation expense, which is recognized over the estimated useful life of the equipment of three years, was $1,111 and $0 for the year ended December 31, 2013 and the period October 3, 2012 (inception) to December 31, 2012, respectively.

Note 5 Secured Convertible Promissory Notes and Warrants

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

Note 6 – Capital Stock

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

Note 7 Stockholders’ Equity

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

Common Stock issued for 10% acquisition of Jasper Group Holdings, Inc.

On October 31, 2013, the Company consummated and closed a Share Exchange Transaction with Jasper Group Holdings, Inc. pursuant to a Share Exchange Agreement originally dated October 7, 2013 and amended as of October 31, 2013, whereby the Company received 1,106,678 shares of Jasper’s common stock, which constituted 10% of the outstanding shares of Jasper on a fully-diluted basis and, as consideration for the Jasper common stock, the Company issued to Jasper a total of 400,000 shares  of the Company’s common stock, subject to potential adjustments (see Note 10).

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

Note 8 Non-controlling Interest and Dividend Paid

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

Note 9 Commitments and Contingencies

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

Note 10 Investment in Jasper Group Holdings, Inc.

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
December 31, 2013 and 2012

Note 11 Standby Equity Securities Purchase Agreement

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

Note 12 Stock Incentive Plan

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

Note 13 Provision for Income Taxes

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

		For the Period from Inception (October 3, 2012) to
	December 31, 2013	December 31, 2012

Net operating losses	$5,487,000	$7,922

Valuation allowance	(5,487,000)	(7,922)

	$-	$-

At December 31, 2013 and for the period October 3, 2012 (inception) to December 31, 2012, the Company had net operating loss carry forwards in the amount of approximately $16,000,000 and $23,300, respectively available to offset future taxable income through 2033. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended December 31, 2013 is summarized below.

Federal statutory rate	(34.0)%

State income taxes, net of federal	0.0

Valuation allowance	34.0

0.0%

Note 14 Subsequent Events

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