Form 10-Q/A
period 2014-03-31
CODESMART HOLDINGS, INC.
filed 2014-06-19
CIK 1543098

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

5029 Apple Lane
Mohnton, PA 19540
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

EXPLANATION NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of CodeSmart Holdings, Inc. (the “Company”) for the three months ended March 31, 2014 is being filed to amend the financial statements in Item 1 and the financial information contained in the Management’s Discussion and Analysis of Financial Condition and Plan of Operation of Item 2 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014 which was filed with the Securities and Exchange Commission (“SEC”) on May 27, 2014 (the “Form 10-Q”).

In its previously filed financial statements for the three months ended March 31, 2014 included in its Quarterly Report on Form 10-Q, the Company recorded tuition and training related fees as revenue upon enrollment. The Company has restated its financial statements for the three months ended March 31, 2014 and the year ended December 31, 2013 to reflect all tuition and training related fees as deferred revenue to be amortized over a 12 to 18 month period.    The Company provides online access to its students for a period of 12 to 18 months subsequent to enrollment in online courses.    Therefore, the Company has established such period as the amortization period of deferred revenues recorded for the enrollment of online courses.

Except as described above, no other parts of the Form 10-Q are being amended.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited) (Restated)	(Restated)
Assets
Cash	$180,793	$153,834
Accounts receivable	84,472	37,597
Prepaid expenses and other current assets	173,639	171,260
Total current assets	438,904	362,691

Property and equipment, net	3,472	3,889

Total assets	$442,376	$366,580

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Accounts payable and accrued expenses	$555,647	$591,378
Deferred revenue	438,000	150,470
Secured convertible notes payable - net	322,422	65,382
Securities payable	-	16,500
Derivative liabilities - convertible notes	1,851,226	991,148
Derivative liabilities - warrants	140,360	145,838
Total current liabilities	3,307,655	1,960,716

Total liabilities	3,307,655	1,960,716

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 21,640,560 and 21,103,430 shares issued and outstanding, respectively	2,164	2,110
Additional paid in capital	21,002,476	20,772,983
Accumulated deficit	(23,869, 919)	(22,369,229)

Total Stockholders' Equity (Deficit)	(2,865,279)	(1,594,136)

Total Liabilities and Stockholders' Equity (Deficit)	$442,376	$366,580

The accompanying notes are an integral part of these financial statements.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Condensed Consolidated Statement of Operations
(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2014	March 31, 2013
	(Unaudited) (Restated)	(Unaudited)

Revenue	$164,670	$7,600
Cost of sales	90,435	3,177
Gross profit	74,235	4,423

Operating expenses
Compensation	561,702	28,410
Professional fees	186,993	47,500
Research and development	70,925	-
Advertising and promotions	104,360	5,629
Other general and administrative expenses	208,197	2,639
Total operating expenses	1,132,177	84,178

Loss from operations	(1,057,942)	(79,755)

Other income (expenses)
Interest expense	(296,431)	-
Change in fair value of derivative liability - convertible notes	399,884	-
Change in fair value of derivative liability - warrants	23,895	-
Derivative expense	(570,096)	-
Total other income (expense)	(442,748)	-

Net loss before provision for income taxes	(1,500,690)	(79,755)
Provision for income taxes	-	-
Net loss	$(1,500,690)	$(79,755)

Net loss per common share - basic and diluted	$(0.06)	$(0.01)

Weighted average common shares outstanding - basic and diluted	24,658,158	5,872,292

The accompanying notes are an integral part of these financial statements.

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Condensed Consolidated Statements of Cash Flows

	For the three months ended	For the three months ended
	March 31, 2014	March 31, 2013
	(Unaudited) (Restated)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,500,690)	$(79,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	417	-
Interest expense including debt issue costs and OID costs	296,015	-
Derivative expense	570,096	-
Change in fair value of derivative liability	(423,779)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(46,875)	(4,423)
Increase in prepaid expenses and other current assets	(2,379)	-
Increase in deferred revenue	287,530	-
Decrease in accounts payable and accrued expenses	(37,923)	53,104
Net Cash Used in Operating Activities	(857,588)	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	213,047	25,000
Proceeds from the issuance of convertible notes, net of debt issuance costs of $36,000	721,500	-
Cash paid for repayment of notes	(50,000)	-
Net Cash Provided By Financing Activities	884,547	25,000

Net Increase (Decrease) in Cash	26,959	(6,074)
Cash - Beginning of Period	153,834	6,074

Cash - End of Period	$180,793	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$416	$-

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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2014.  The accompanying consolidated financial statements should be read in conjuction with the more detailed financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10K for the year ended December 31, 2013 and filed on April 21, 2014.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,500,690 and $79,755 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the Company had accumulated deficits of $23,869,919 and $22,369,229, respectively. Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and have a significant accumulated deficit, as well as significant outstanding accounts payable and accrued expenses at March 31, 2014. On March 31, 2014, the United States Department of Health and Human Services once again delayed the implementation of ICD-10. The implementation date has now been scheduled to take effect on October 1, 2015. This delay will cause a significant delay in our ability to generate significant revenues. We currently do not have adequate resources, including cash on hand and expected revenues to meet our operating requirements. Management will look to secure additional funding through the sale of additional convertible Notes or Common Stock. However, there can be no guarantee that we will be successful in obtaining additional debt facilities or raising equity on favorable terms. On April 24, 2014 we announced a plan of restructuring as a result of the Company being unable to fund our operations.    In the event that we are unable to fund the Company by additional borrowings or raising equity capital, we may be forced to reduce our expenses further. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

Note 3 Restatement – Revenue Recognition and Deferred Revenue

As discussed in Note 2, the Company provides online access to its students for a period of 12 to 18 months subsequent to enrollment in online courses. Therefore, the Company has established such period as the amortization period of deferred revenues recorded for the enrollment of online courses. Accordingly, tuition revenue and most fees from related educational resources are recorded as deferred revenue and amortized into revenue over a 12 to 18 month period. In its previously filed financial statements for the three months ended March 31, 2014 included in its annual report in Form 10-Q, the Company recorded tuition and training related fees as revenue upon enrollment. Accordingly, the Company has restated its financial statements for the three months ended March 31, 2014 and the year ended December 31, 2013 to reflect all tuition and training related fees as deferred revenue to be amortized over a 12 to 18 month period. The table below reflects individual line items changed in the restated financial statements.

Net loss prior to restatement	$(1,475,624)

(1)	(18,263)
(2)	(6,803)

Net loss after restatement	$(1,500,690)

Accumulated deficit - prior to restatement	$(23,750,458)

(1)	(18,263)
(2)	(6,803)
(3)	(94,395)

Accumulated deficit - after restatement	$(23,869,919)

(1) Reflects correction of revenue amount recorded based on deferred revenue to be amortized over 12 to 18 month period
(2) Reflects correction of cost of revenue amount recorded and to be amortized over a 12 to 18 month period. (3) Effect of restatement of year ended December 31, 2013.

The tables below reflect the effect of restatement of the Company’s financial statements for the three months ended March 31, 2014 as described above.

Balance Sheet	As originally	12/31/2013	3/31/2014	3/31/2014
March 31, 2014	reported	Adjustments	Adjustments	As Restated
Prepaid and other current assets	$124,086	$56,075	$(6,522)	$173,639
Deferred revenue	269,267	150,470	18,263	438,000
Accounts payable and accrued liabilities	555,366	-	281	555,647
Accumulated deficit	(23,750,458)	(94,395)	(25,066)	(23,869,919)

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

Statement of Operations	As originally	3/31/2014	3/31/2014
For the Three Months Ended March 31, 2014	reported	Adjustments	As Restated
Revenue	$182,933	$(18,263)	$164,670
Cost of revenue	83,632	6,803	90,435
Gross margin	99,301	(25,066)	74,235
Net loss	(1,475,624)	(25,066)	(1,500,690)

Statement of Cash Flows	As originally	3/31/2014	3/31/2014
For the Three Months Ended March 31, 2014	reported	Adjustments	As Restated
Net loss	$(1,475,624)	$(25,066)	$(1,500,690)
Increase in prepaid expenses and other assets	(8,901)	6,522	(2,379)
Increase in deferred revenue	269,267	18,263	287,530
Decrease in accounts payable and accrued expenses	38,204	(281)	37,923

Note 4 Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation:

	March 31, 2014	December 31, 2013
	(Unaudited)
Computer equipment	$5,000	$5,000
Less: Accumulated depreciation and amortization	(1,528)	(1,111)
	$3,472	$3,889

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

Note 7 Stockholders’ Equity

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

CodeSmart Holdings, Inc. and Subsidiaries
Fka First Independence Corp.
Notes to Condensed Consolidated Financial Statements

Note 9 Investment in Jasper Group Holdings, Inc.

On October 31, 2013, the Company consummated and closed a Share Exchange Agreement with Jasper Group Holdings, Inc. (“Jasper”) pursuant to a Share Exchange Agreement originally dated October 7, 2013 and amended as of October 31, 2013, whereby the Company received 1,106,678 shares of Jasper’s common stock, which constituted 10% of the outstanding shares of Jasper on a fully-diluted basis and, as consideration for the Jasper common stock, the Company issued to Jasper a total of 400,000 shares  of the Company’s common stock, subject to potential adjustments as described below.

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

Note 12 Subsequent Events

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

Results of Operations for the three months ended March 31, 2014

Revenue and Gross Profit

During the three months ended March 31, 2014, the Company earned $164,670 in instructional revenue as compared to $7,600 for the three months ended March 31, 2013. The increase of $157,070 was due to the Company’s ICD-10 training program enrollments increasing as the deadline for the implementation of ICD-10 approached. The Company incurred $90,435 in costs associated with earning the revenue during the three months ended March 31, 2014 as compared to $3,177 for the three months ended March 31, 2013. The increase of $87,258 was due to the increase of revenue.

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

Loss from Operations

Loss from operations for the three months ended March 31, 2014 was $1,057,942 as compared to $79,755 for the three months ended March 31, 2013. The increase of $978,187 was due to the increase of general and administrative expenses as detailed above.

Net Loss

Net loss from operations for the three months ended March 31, 2014 was $1,500,690 as compared to $79,755 for the three months ended March 31, 2013. The increase in net loss was attributable to the operating expenses as detailed above. In addition, during the three months ended March 31, 2014, the Company sold several convertible debentures for the aggregate net proceeds of $757,500. The convertible debentures contained embedded features that the Company had to bifurcate and account for at fair value. On the dates of issuance, the Company recorded derivative expenses of $570,096 in total. As of March 31, 2014, the Company re-valued all derivative instruments, including those sold prior to the three months ended March 31, 2014 and recorded a gain of $423,779. Inflation did not have a material impact on the Company’s operations for the period. On March 31, 2014, the implementation of ICD-10 was once again delayed until October 1, 2015. The Company anticipates that the delay of the implementation date will delay the Company’s ability to generate significant revenues and will have a material impact on the Company’s results of operations. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

At March 31, 2014, we had a working capital deficit of $2,868,751. The Company recorded $164,670 of earned revenue for the three months ended March 31, 2014. Net cash used for operating activities for the three months ended March 31, 2014 was $857,588 as compared to $31,074 during the three months ended March 31, 2013.  The increase was due to (i) depreciation of $417 during the 3 months ended March 31, 2014 as compared to $0 during the 3 months ended March 31, 2013; (ii) derivative and interest expenses of $570,096 and $296,015 offset by the net change in fair market value of derivative liabilities of $423,779 directly related to the various Notes sold by the Company during the three months ended March 31, 2014 as compared to $0 for any Note related transactions during the three months ended March 31, 2013; (iii) increases in accounts receivable, prepaid expenses and deferred revenue of $46,875, $2,379 and $287,530, respectively during the three months ended March 31, 2014 as compared to $4,423, $0 and $0, respectively during the three months ended March 31, 2013; (iv) the decrease of accounts payable and accrued expenses of $37,923 during the three months ended March 31, 2014 as compared to the increase of $53,104 during the three months ended March 31, 2013; and (v) the net loss for the three months ended March 31, 2014 was $1,500,690 as compared to $79,755 for the three months ended March 31, 2013. Cash used in operating activities was primarily for compensation, professional fees and marketing and advertising. Net cash provided by financing activities for the three months ended March 31, 2014 was $884,547 as compared to $25,000 during the three months ended March 31, 2013. This increase was primarily due to $213,047 in proceeds from the sale and issuance of common stock during the three months ended March 31, 2014 as compared to $25,000 during the three months ended March 31, 2013, $757,500 in sale and issuance of secured convertible notes offset by a $50,000 payment to repay an outstanding convertible note and payments of $36,000 for debt issuance costs directly related to the various Notes sold by the Company during the three months ended March 31, 2014 as compared to $0 for any Note related transactions during the three months ended March 31, 2013.

PART II - OTHER INFORMATION

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

CODESMART HOLDINGS, INC.

Dated: June 19, 2014	/s/ Ira Shapiro
By: Ira Shapiro
Title: Chief Executive Officer

Dated: June 19, 2014	/s/ Sharon Franey
By: Sharon Franey
Title: Chief Operating Officer