Form 10-Q
period 2014-06-30
CODESMART HOLDINGS, INC.
filed 2014-10-15
CIK 1543098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-180653

CODESMART HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	45-4523372
(State of incorporation)	(I.R.S. Employer Identification No.)

1330 Avenue of the Americas

Suite 23A

New York, NY 10019

(Address of principal executive offices)

212-653-0659

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 8, 2014, the registrant had 110,369,422 shares of common stock, par value $.0001 per share issued and outstanding.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of CodeSmart Holdings, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to, the civil and criminal actions commenced against the Company’s former Chairman and Chief Executive Officer described under “Recent Developments” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "CodeSmart" refers to: (i) CodeSmart Holdings, Inc., a Florida corporation, (ii) The CodeSmart Group, Inc., a Nevada corporation, and (iii) American Coding Quality Association, LLC, a Delaware limited liability company.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CodeSmart Holdings, Inc.

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)

Assets:
Cash	$36,977	$153,834
Accounts receivable	38,605	37,597
Prepaid and other current assets	147,419	171,260
Total current assets	223,001	362,691

Property and equipment, net	3,056	3,889

Total assets	$226,057	$366,580

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$479,084	$591,378
Loans payable	167,450
Secured convertible notes payable - net	444,414	65,382
Deferred revenue	241,404	150,470
Securities payable	-	16,500
Derivative liabilities - convertible notes	4,740,865	991,148
Derivative liabilities - warrants	9,466	145,838
Total current liabilities	6,082,683	1,960,716

Total liabilities	6,082,683	1,960,716

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 27,522,626 and 21,103,430 shares issued and outstanding	2,752	2,110
Additional paid in capital	22,271,576	20,772,983
Accumulated deficit	(28,130,954)	(22,369,229)

Total Stockholders' Equity (Deficit)	(5,856,626)	(1,594,136)

Total Liabilities and Stockholders' Equity (Deficit)	$226,057	$366,580

The accompanying notes are an integral part of these condensed consolidated financial statements

CodeSmart Holdings, Inc.

Consolidated Statements of Operations

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$515,294	$24,157	$679,964	$31,757
Cost of sales	94,087	16,521	184,522	19,698
Gross profit	421,207	7,636	495,442	12,059

Operating expenses:
Compensation	370,343	2,566,866	932,045	2,595,276
Professional fees	344,255	824,050	531,248	871,550
Research and development	29,082	24,836	100,007	24,836
Advertising and promotions	85,952	114,056	190,312	119,685
Other general and administrative expenses	30,483	43,138	238,680	45,777
Total operating expenses	860,115	3,572,946	1,992,292	3,657,124

Loss from operations	(438,908)	(3,565,310)	(1,496,850)	(3,645,065)

Other income (expenses)
Interest expense	(396,748)	(82,431)	(693,179)	(82,431)
Loss on investment	(711,350)	-	(711,350)	-
Change in fair value of derivative liability - convertible notes	(2,698,218)	(1,489,187)	(2,298,334)	(1,489,187)
Change in fair value of derivative liability - warrants	130,894	-	154,789	-
Derivative expense	(65,894)	-	(635,990)	-
Loss from extinguishment of debt	(80,811)	-	(80,811)	0
Total other income (expense)	(3,822,127)	(1,571,618)	(4,264,875)	(1,571,618)

Net loss	$(4,261,035)	$(5,136,928)	$(5,761,725)	$(5,216,683)

Net loss per common share - basic and diluted	$(0.18)	$(0.50)	$(0.26)	$(0.89)

Weighted average common shares outstanding -basic and diluted	23,370,041	10,235,695	22,257,014	5,856,250

The accompanying notes are an integral part of these condensed consolidated financial statements

CODESMART HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the six months ended	For the six months ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,761,725)	$(5,216,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	833	278
Interest expense including debt issue costs and OID costs	631,057	76,740
Share based compensation	169,620	3,001,334
Derivative expense	635,990	-
Change in fair value of derivative liability	2,143,545	1,489,187
Loss on extinguishment of debt	80,811	-
Loss on investment in Jasper	711,350	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,008)	(1,797)
Decrease (increase) in prepaids and other current assets	23,841	(1,605)
Increase in deferred revenue	90,934	-
(Decrease) increase in accounts payable and accrued expenses	(116,677)	74,564
Net Cash Used in Operating Activities	(1,391,429)	(577,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment	-	(5,000)
Net Cash Used in Investing Activities	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	213,047	819,500
Proceeds from the issuance of convertible notes (net of issuance costs)	971,500	250,000
Cash paid for the repayment of notes	(50,000)	-
Proceeds of loan payable	140,025	-
Cash paid to cancel shares (through recapitalization)	-	(231,000)
Net Cash Provided By Financing Activities	1,274,572	838,500

Net Increase (Decrease) in Cash	(116,857)	255,518

Cash - Beginning of Period	153,834	6,074

Cash - End of Period	$36,977	$261,592

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	-	-
Interest	55,588	-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Investment in Jasper Group Holdings, Inc.	711,350	-
Debt discounts on convertible notes	-	84,063
Conversion of convertible notes and interest into common stock	159,769	111,537
Reclassification of derivative liability to additional paid in capital	222,649	519,750

The accompanying notes are an integral part of these condensed consolidated financial statements

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

On June 3, 2013, the Company entered into a Contribution Agreement with American Coding Quality Association, LLC, a Delaware limited liability company organized on June 3, 2013, (“ACQA”), whereby the sole owner of ACQA contributed 100% of the membership interests of ACQA to the Company and immediately after the effectiveness of the Contribution Agreement, ACQA became a wholly-owned subsidiary of the Company.

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2014, and the results of its operations, and cash flows for the three months ended and six months ended June 30, 2014.    Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the three months ended and six months June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2014.    The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Amendment No. 1 to Form 10K for the year ended December 31, 2013, filed on June 20, 2014.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $5,761,725 and $5,216,683 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company had accumulated deficits of $28,130,954 and $22,369,229, respectively. Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and have a significant accumulated deficit, as well as significant outstanding accounts payable and accrued expenses at June 30, 2014. On March 31, 2014, the United States Department of Health and Human Services once again delayed the implementation of ICD-10. The implementation date has now been scheduled to take effect on October 1, 2015. This delay will cause a significant delay in our ability to generate significant revenues. We currently do not have adequate resources, including cash on hand and expected revenues to meet our operating requirements. Management will look to secure additional funding through the sale of additional convertible Notes or Common Stock. However, there can be no guarantee that we will be successful in obtaining additional debt facilities or raising equity on favorable terms. On April 24, 2014 we announced a plan of restructuring as a result of the Company being unable to fund our operations.  In the event that we are unable to fund the Company by additional borrowings or raising equity capital, we may be forced to reduce our expenses further. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at June 30, 2014 and December 31, 2013.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair value because of the short maturity of those instruments.    The Company’s secured convertible notes approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and December 31, 2013.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the six months ended June 30, 2014 and 2013 were $100,007 and $24,836, respectively.

Revenue Recognition and Deferred Revenue

Revenues consist primarily of tuition and fees derived from online courses taught by CODESMART™ UNIVERSITY as well as from related educational resources that the University provides to its students, such as access to our online materials and learning management system. The Company provides online access to its students for a period of 12 to 18 months subsequent to enrollment in online courses.    Therefore, the Company has established such period as the amortization period of deferred revenues recorded for the enrollment of online courses.    Accordingly, tuition revenue and most fees from related educational resources are recorded as deferred revenue and amortized into revenue over a 12 to 18 month period. The University maintains an institutional tuition refund policy, which provides for a full refund within stated refund periods. Certain states in which students reside impose separate, mandatory refund policies, which override the University’s policy to the extent in conflict. If a student withdraws within the University’s allotted refund period, then in accordance with its revenue recognition policy, the University will immediately derecognize as revenue the tuition that was originally recorded.

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

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services in accordance with the guidance of FASB ASC 505-50-30. Transactions in which there is issuance of equity instruments for goods or services are accounted for based on the fair value of the consideration received for the fair value of the equity instrument issued, or whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

As of June 30, 2014 and December 31, 2013, our convertible notes and debentures were convertible into 149,612,893 and 2,004,816 shares of common stock, respectively. On June 30, 2014 and December 31, 2014 we had 222,499 and 204,999 common stock warrants outstanding, all of which have been excluded from the computation of diluted loss per share because their effect is anti-dilutive.

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

The Company follows the guidance of FASB ASC 740-10-25 to determine whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.    The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits for the six months ended June 30, 2014 and the year ended December 31, 2013.

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

The Company has yet to prepare or file their income tax returns for the years ended December 31, 2013 and December 31, 2012. The returns are still subject to review by the Internal Revenue Service and New York State Department of Taxation and Finance.

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

Note 3 Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation:

	March 31, 2014	December 31, 2013
	(Unaudited)
Computer equipment	$5,000	$5,000
Less: Accumulated depreciation and amortization	(1,944)	(1,111)
	$3,056	$3,889

Depreciation expense, which is recognized over the estimated useful life of the equipment of three years, was $833 and $278 for the six months ended June 30, 2014 and 2013, respectively.

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

The allocation of the proceeds received for the Notes issued in 2014 and 2013 is summarized below:

	June 30, 2014	December 31, 2013
	(Unaudited)
Total principal amounts	$1,380,319	$1,072,944
Less: OID & lender fees recorded as interest	(88,569)	(44,444)
Less: 3rd party fees paid (legal and issuance costs recorded as interest)	(91,500)	(64,000)
Less: non-cash investor and third party fees paid: (stock and warrants)	(18,417)	(83,375)
Net proceeds	1,181,833	881,125
Less: embedded derivative recognized	(1,787,180)	(1,009,894)
Derivative expense	635,990	331,093
Initial carrying amounts	$30,643	$202,324

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

From May 6, 2014 to June 30, 2014, the Company issued 4,576,171 shares to various investors. The investors converted a total of $159,769, which represented partial amounts of principal due on convertible debentures sold to them by the Company. The conversions were exercised at $0.011 per share to $0.1802 per share.

The Notes outstanding at June 30, 2014, their interest rates, accrued interest and carrying amounts were as follows:

Issued	Due Date	Outstanding Principal Amount	Accrued Interest Due	Effective Interest Recognized	Carrying Amount	Stated Interest Rate	Default Interest Rate

December 13, 2013	December 12, 2014	130,434	19,444	64,010	-	10%	18%

December 19, 2013	September 19, 2014	225,000	12,619	27,649	27,649	10%	22%

December 19, 2013	September 20, 2014	126,500	6,349	45,096	54,484	8%	22%

January 10, 2014	July 10, 2014	194,444	19,444	101,904	101,904	10%	18%

January 10, 2014	January 10, 2015	110,000	5,184	42,976	42,976	10%	20%

January 23, 2014	January 23, 2016	168,000	20,160	38,609	38,609	10%	24%

February 3, 2014	October 30, 2014	105,263	3,945	32,165	45,381	9%	24%

February 6, 2014	February 6, 2015	55,000	2,622	18,654	18,654	12%	18%

February 19, 2014	February 19, 2015	55,556	2,411	18,903	18,903	12%	24%

February 20, 2014	November 18, 2014	110,000	4,738	50,840	50,840	12%	24%

March 5, 2014	March 5, 2015	55,556	1,437	16,426	16,426	8%	22%

March 21, 2014	December 17, 2014	63,000	1,408	10,179	10,179	8%	22%

April 14, 2014	January 14, 2015	52,750	902	2,009	2,009	8%	22%

April 29, 2014	April 29, 2015	159,992	3,666	58,475	-	12%	24%

April 29, 2014	April 29, 2015	102,000	2,113	2,311	2,311	12%	24%

May 12, 2014	February 12, 2015	37,500	403	4,005	4,005	8%	22%

June 20, 2014	March 20, 2014	42,500	93	2,943	10,084	8%	22%

					$444,414

The Notes outstanding at December 31, 2013, their interest rates, accrued interest and carrying amounts were as follows:

Issued	Due Date	Face Amount	Accrued Interest Due	Effective Interest Recognized	Carrying Amount	Stated Interest Rate	Default Interest Rate

August 29, 2013	August 29, 2014	$150,000	$4,110	$7,471	$7,471	8%	18%

November 26, 2013	February 24, 2014	50,000	1,616	80,736	14,236	20%	20%

December 13, 2013	December 12, 2014	194,444	19,444	2,521	2,521	10%	18%

December 19, 2013	September 19, 2014	225,000	789	2,678	2,678	10%	22%

December 19, 2013	September 20, 2014	153,500	437	2,089	38,476	8%	22%

					$65,382

As of June 30, 2014, the fair value of the embedded derivative instrument in each Note, the effective conversion price of each Note and the number of common shares into which each Note, including accrued interest, was convertible were as follows:

Issued	Due Date	Outstanding Principal Amount	Embedded Derivative	Conversion Price	Conversion Shares

December 13, 2013	December 12, 2014	130,434	412,485	$0.0117	12,810,101

December 19, 2013	September 19, 2014	225,000	609,279	$0.0117	20,308,288

December 19, 2013	September 20, 2014	126,500	340,639	$0.0117	11,354,647

January 10, 2014	July 10, 2014	194,444	517,355	$0.0117	18,281,097

January 10, 2014	January 10, 2015	110,000	323,892	$0.0117	9,844,749

January 23, 2014	January 23, 2016	168,000	556,898	$0.0117	16,082,051

February 3, 2014	October 30, 2014	105,263	198,539	$0.0158	6,776,089

February 6, 2014	February 6, 2015	55,000	139,794	$0.0135	4,261,976

February 19, 2014	February 19, 2015	55,556	167,955	$0.0117	4,954,403

February 20, 2014	November 18, 2014	110,000	312,832	$0.0117	9,806,627

March 5, 2014	March 5, 2015	55,556	166,108	$0.0117	4,871,183

March 21, 2014	December 17, 2014	63,000	146,535	$0.0138	4,666,715

April 14, 2014	January 14, 2015	52,750	143,188	$0.0123	4,378,846

April 29, 2014	April 29, 2015	102,000	199,766	$0.0174	5,981,019

April 29, 2014	April 29, 2015	159,992	312,139	$0.0174	9,401,772

May 12, 2014	February 12, 2015	37,500	90,077	$0.0138	2,746,244

June 20, 2014	March 20, 2015	42,500	103,384	$0.0138	3,086,087

			$4,740,865		149,612,893

In connection with the issuance of the Notes, we also issued common stock warrants to investors or to the placement agents, as follows:

Financing Date	Warrants Issued To	Number of Warrants	Expiration Date	Fair Value at Issuance	Fair Value at June 30, 2014	Exercise Price

December 13, 2013	Placement agent	17,499	December 13, 2016	$11,838	$555	$1.00

December 19, 2013	Investors	187,500	December 31, 2018	124,357	7,463	0.40

January 10, 2014	Placement agent	17,499	January 10, 2017	18,417	1,448	0.40
				$154,792	$9,466

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

The embedded conversion options in the Notes, which are accounted for separately as derivative instruments, and the warrants are valued using a binomial lattice model because that model embodies all of the significant relevant assumptions that address the features underlying these instruments. Significant assumptions used in the model as of the dates the Notes and warrants were issued and as of June 30, 2014 and December 31, 2013 included an expected life equal to the remaining term of the Notes or warrants, an expected dividend yield of zero, estimated volatility ranging from 127% to 143%, and risk-free rates of return of 0.05% to 0.72%. For the risk-free rates of return, we use the published yields on zero-coupon Treasury Securities with maturities consistent with the remaining term of the Notes or warrants. Volatility is based upon our expected common stock price volatility over the remaining term of the Notes or warrants. The volatility used for the Notes is based on the Company’s 100-day volatility, which is considered a reasonable surrogate for the volatility to be expected over the life of the Notes. That volatility has generally ranged from 120% to 140%. As a result of the anti-dilution provisions, the fixed exercise price of the warrants has been reset equal to the lowest price of any subsequently issued common share indexed instruments with a conversion price below the previously stated exercise price of the warrant.

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

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value using Level 3 inputs during the year ended December 31, 2013 and the six months ended June 30, 2014:

	Compound Embedded Derivatives	Warrant Derivatives

Balance – December 31, 2012	$-	$-

Issuances:
April 15, 2013	47,075
April 24, 2013	36,988
August 29, 2013	290,994
November 26, 2013	118,558
December 13, 2013	185,037	11,838
December 19, 2013	217,628	124,536
December 19, 2013	113,613

Fair value adjustments:
Compound embedded derivatives	1,556,255
Warrant derivatives		9,464

Conversions:
April 15, 2013 financing	(519,750)
April 24, 2013 financing	(1,055,250)

Balance – December 31, 2013	991,148	145,838

Issuances:
Compound embedded derivatives	1,787,180	-
Warrant derivatives	-	18,417

Fair value adjustments:
Compound embedded derivatives	2,298,334	-
Warrant derivatives	-	(154,789)

Conversions:
December 13, 2013 financing	(78,737)
December 23, 2013 financing	(35,590)
April 29, 2013 financing	(108,321)

Extinguishment of debt:
August 29, 2013 financing	(113,149)

Balance – June 30, 2014	$4,740,865	$9,466

Note 6 Capital Stock

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

On April 2, 2014, the Company issued 51,000 shares of the Company’s common stock pursuant to an agreement with ECPC Capital LLC.  The Company recorded a charge to stock financing expense of $31,620 or $0.62 per share for the placement agent fees in connection with the private placement to raise $153,000 in cash in March 2014.

On April 8, 2014, the Company issued 994,895 shares of its common stock to Jasper Group Holdings, Inc.(“Jasper”) which represented the number of true-up shares due in connection with the Share Exchange Agreement entered into by the Company and Jasper (See Note 9).

On April 10, 2014, the Company issued 100,000 shares of the Company's common stock to Lyon’s Capital LLC pursuant to a consulting agreement.  The shares were valued at a total of $36,000 or $0.36 per share.

On April 22, 2014, the Company issued 150,000 shares of the Company’s common stock to David Patterson pursuant to an advisory agreement with Mr. Patterson.  The shares were valued at a total of $54,000 or $0.36 per share.

On April 29, 2014, the Company issued 10,000 shares of the Company’s common stock to WHC Capital LLC (“WHC”).  The shares were issued pursuant to a Convertible Note sold by the Company to WHC on March 5, 2014.  The Company will record a charge to interest in the amount of $3,100 or $0.31 per share.

From May 6, 2014 to June 30, 2014, the Company issued 4,576,171 shares to various investors. The investors converted a total of $159,769, which represented partial amounts of principal due on convertible debentures sold to them by the Company. The conversions were exercised at $0.011 per share to $0.1802 per share.

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

On July 18, 2014, the Company's then Chief Executive Officer was indicted by the U.S. Attorney on 10 counts of securities fraud. The Securities and Exchange Commission filed a civil action on the same date against the Company’s then Chief Executive Officer. The Company was not named in either action and to date has not been implicated in the case.

On September 2, 2014, the Company was notified by a letter from counsel representing ICD Capital LLC and certain individual investors (collectively the “Investors”) who purchased securities from the Company pursuant to a private placement in June, 2013 of their intent to commence a legal action against the Company and certain of its officers and directors.  The letter alleges a series of improper actions by the Company and its directors and officers which led the Investors to invest and which are alleged to constitute common law and federal securities law violations.  Upon the receipt of adequate funding, of which there can be no assurance, the Company intends to respond to the letter, as well as any lawsuit which may be filed and served.

Operating Lease

The Company currently does not have any long term arrangement to lease or rent office space. The Company leases office space on a month to month basis. Rent expense for the six months ended June 30, 2014 and 2013 was a total of $17,935 and $0, respectively.

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

Pursuant to the Share Exchange Agreement and based on the calculation for the obligation at the measurement date above, the Company is liable to issue to Jasper additional shares of the Company’s common stock, valued at $712,000. These shares have not been accrued at March 31, 2014 due to the write off of the investment but will be expensed as of the date of issuance. On April 11, 2014, the Company issued Jasper 994,895 shares of its Common Stock, with a value of $0.715 per share, to satisfy its obligation pursuant to the Share Exchange Agreement.  The Company recorded a charge in the amount of $711,350 related to this transaction.

On September 16, 2014, the Company and Jasper entered discussions to cancel the Share Exchange Agreement. The Company anticipates returning 1,106,678 shares of Jasper’s common stock to Jasper in exchange for 1,394,895 shares to be returned by Jasper to the Company, of the Company’s common stock. Subsequent to the cancelation of the agreement, the Company anticipates canceling the shares returned by Jasper.

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

Note 12 Subsequent Events

From July 1, 2014 to October 7, 2014, the Company issued 82,846,796 shares to various investors. The investors converted a total of $189,992, which represented $183,852 of principal due and $6,140 of interest on convertible debentures sold to them by the Company. The conversions were exercised at $0.0011 per share to $0.014 per share.

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

Recent Developments

Criminal and Civil Actions

On July 17, 2014, the SEC filed a civil action against our then Chief Executive Officer and Chairman of the Board, Ira Shapiro, and on July 18, 2014 Mr. Shapiro was indicted on 10 counts of securities fraud. The Company was not charged and is not a defendant in either the criminal or civil matter, however, it is our understanding that investigations are ongoing and there can be no assurance that the Company will not be made a party to either action or a new criminal or civil action.

In the event that the Company is made a party to a criminal or civil action, there can be no assurance that the Company will have sufficient funds to be able to defend any such action which is likely to result in a loss of any shareholder’s investment.

On September 2, 2014, the Company was notified by a letter from counsel representing ICD Capital LLC and certain individual investors (collectively the “Investors”) who purchased securities from the Company pursuant to a private placement in June, 2013 of their intent to commence a legal action against the Company and certain of its officers and directors.  The letter alleges a series of improper actions by the Company and its directors and officers which led the Investors to invest and which are alleged to constitute common law and federal securities law violations.  Upon the receipt of adequate funding, of which there can be no assurance, the Company intends to respond to the letter, as well as any lawsuit which may be filed and served.

Other Developments

On March 31, 2014, the United States Department of Health and Human Services announced that the implementation date of ICD-10 was delayed until October 1, 2015. The Company anticipates that the further delay of the implementation of ICD-10 will delay the Company’s ability to generate significant revenues.

On April 24, 2014, the Company announced a restructuring plan. The Company reduced the number of employees from 25 to 14. Since then the Company has further restructured and additional employees have resigned and/or been terminated. As of today, the Company has 5 full-time employees including 2 executive officers.

On August 1, 2014, the Company accepted the resignation of its then Chief Executive Officer and Chairman of the Board, Ira Shapiro. The Company appointed Diego E. Roca, the Company’s former Chief Financial Officer, as its Chief Restructuring Officer.

On September 16, 2014, the Company appointed Ruth Patterson, the Company’s President, to the Board of Directors.

On September 17, 2014, the Company accepted the resignation of Sharon Franey, the Company’s Chief Operating Officer and Director, from all positions and offices held. On the same date, the Company appointed Ruth Patterson as its Chief Operating Officer.

The Company plans on executing its business plan of participating as a provider in the ICD-10 training market.

Current Status of the Company

The Company currently has five employees, which are its CRO, sole director and other necessary management employees. As of the date of filing of this Quarterly Report, none of the employees is receiving compensation due to a lack of available funds. The Company is negotiating funding arrangements from several existing investors.

Results of Operations for the six months ended June 30, 2014

Revenue and Gross Profit

During the six months ended June 30, 2014, the Company earned $679,964 in instructional revenue as compared to $31,757 for the six months ended June 30, 2013. The increase of $648,207 was due to the Company’s ICD-10 training program enrollments increasing as the deadline for the implementation of ICD-10 approached. The Company incurred $184,522 in costs associated with earning the revenue during the six months ended June 30, 2014 as compared to $19,698 for the six months ended June 30, 2013. The increase of $164,824 was due to the increase of revenue.

Operating Expenses

During the six months ended June 30, 2014, the Company incurred total operating expenses in the amount of $1,992,292 as compared to $3,657,124 for the six months ended June 30, 2013. The decrease of $1,664,832 was due to the decrease of compensation and benefits expenses and professional fees in the amount of $1,663,231 and $340,302, respectively, offset by the increase of research and development expenses in the amount of $75,171, advertising and promotions of $70,627 and other general and administrative expenses in the amount of $192,903.

Loss from Operations

Loss from operations for the six months ended June 30, 2014 was $1,496,850 as compared to $3,645,065 for the six months ended June 30, 2013. The decrease of $2,148,215 was due to the decrease of general and administrative expenses and increase of instructional revenue as detailed above.

Net Loss

Net loss for the six months ended June 30, 2014 was $5,761,725 as compared to $5,216,683 for the six months ended June 30, 2013. The increase in net loss was attributable to the decrease in loss of operations as detailed above offset by the derivative expense incurred by the Company and the write-off of investment in the amount of $711,350 in Jasper Group Holdings, Inc., by the Company. During the six months ended June 30, 2014, the Company sold several convertible debentures for the aggregate net proceeds of $971,500. The convertible debentures contained embedded features that the Company had to bifurcate and account for at fair value. On the dates of issuance, the Company recorded derivative expenses of $635,990 in total. As of June 30, 2014, the Company re-valued all derivative instruments, including those sold prior to the three months ended June 30, 2014 and recorded a loss of $2,143,545. Inflation did not have a material impact on the Company’s operations for the period. On March 31, 2014, the implementation of ICD-10 was once again delayed until October 1, 2015. The Company anticipates that the delay of the implementation date will delay the Company’s ability to generate significant revenues and will have a material impact on the Company’s results of operations. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Results of Operations for the three months ended June 30, 2014

Revenue and Gross Profit

During the three months ended June 30, 2014, the Company earned $515,294 in instructional revenue as compared to $24,157 for the three months ended June 30, 2013. The increase of $491,137 was due to the Company’s ICD-10 training program enrollments increasing as the deadline for the implementation of ICD-10 approached. The Company incurred $94,087 in costs associated with earning the revenue during the three months ended June 30, 2014 as compared to $16,521 for the three months ended June 30, 2013. The increase of $77,566 was due to the increase of revenue.

Operating Expenses

During the three months ended June 30, 2014, the Company incurred total operating expenses in the amount of $860,115 as compared to $3,572,946 for the three months ended June 30, 2013. The decrease of $2,712,831 was primarily due to the decrease of compensation and benefits expenses and professional fees in the amount of $2,196,523 and $479,795, respectively.

Loss from Operations

Loss from operations for the three months ended June 30, 2014 was $438,908 as compared to $3,565,310 for the three months ended June 30, 2013. The decrease of $3,126,402 was due to the decrease of general and administrative expenses and increase of instructional revenue as detailed above.

Net Loss

Net loss for the three months ended June 30, 2014 was $4,261,035 as compared to $5,136,928 for the three months ended June 30, 2013. The decrease in net loss was attributable to the increase in revenues generated, decrease in operating expenses as detailed above and the write-off of investment in the amount of $711,350, in Jasper Group Holdings, Inc. In addition, since August 30, 2013 through June 30, 2014, the Company sold several convertible debentures for the aggregate net proceeds of $1,686,000. The convertible debentures contained embedded features that the Company had to bifurcate and account for at fair value. For the three months ended June 30, 2014, the Company sold 6 convertible debentures for the aggregate net proceeds of $250,000. On the dates of issuance, the Company recorded derivative expenses of $65,894 in total. As of June 30, 2014, the Company re-valued all derivative instruments, including those sold prior to the three months ended June 30, 2014 and recorded a loss of $2,567,322 for the three months ended June 30, 2014. Inflation did not have a material impact on the Company’s operations for the period. On March 31, 2014, the implementation of ICD-10 was once again delayed until October 1, 2015. The Company anticipates that the delay of the implementation date will delay the Company’s ability to generate significant revenues and will have a material impact on the Company’s results of operations. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

At June 30, 2014, we had a working capital deficit of $5,859,682. The Company recorded $679,964 of earned revenue for the six months ended June 30, 2014. Net cash used for operating activities for the six months ended June 30, 2014 was $1,391,429 as compared to $577,982 during the six months ended June 30, 2013.  The increase was due to (i) derivative expense, interest expense and net change in fair market value of derivative liabilities of $635,990, $631,057 and $2,143,545, respectively, directly related to the various Notes sold by the Company from August 31, 2013 to June 30, 2014 as compared to $1,489,187 for any Note related transactions during the six months ended June 30, 2013; (ii) increases in accounts receivable, decrease in prepaid expenses and increase in deferred revenue of $1,008, $23,841 and $90,934, respectively during the six months ended June 30, 2014 as compared to the increase in accounts receivable of $1,797, increase in prepaid expenses of $1,605 and net change of deferred revenue of $0 during the six months ended June 30, 2013; (iii) the decrease of accounts payable and accrued expenses of $116,677 during the three months ended June 30, 2014 as compared to the increase of $74,564 during the six months ended June 30, 2013; and (iv) the net loss for the six months ended June 30, 2014 was $5,761,725 as compared to $5,216,683 for the six months ended June 30, 2013. Cash used in operating activities was primarily for compensation, professional fees and marketing and advertising. Net cash provided by financing activities for the six months ended June 30, 2014 was $1,274,572 as compared to $838,500 during the six months ended June 30, 2013. This increase was primarily due to $213,047 in proceeds from the sale and issuance of common stock during the six months ended June 30, 2014 as compared to $819,500 during the six months ended June 30, 2013, net proceeds of $971,500 in sale and issuance of secured convertible notes offset by a $50,000 payment to repay an outstanding convertible note as compared to $250,000 in sale and issuances of convertible Notes related transactions during the six months ended June 30, 2013 and proceeds from loans payable in the amount of $140,025 during the six months ended June 30, 2014 as compared to $0 during the six months ended June 30, 2013.

The Company anticipates that it will need approximately $1,250,000 to fund operations over the next 12 months. The Company will attempt to raise the required capital by the sale of promissory notes to existing investors. In addition, the Company anticipates that revenue generated will fund a portion of such cash requirements. There is no assurance that the Company will be successful in raising the amounts required to fund operations or generate sufficient revenue to fund its operation. In the event that the Company is unable to fund the operation it will not be able to continue as a going concern.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On July 18, 2014, the Company's then Chief Executive Officer was indicted by the U.S. Attorney on 10 counts of securities fraud. The Securities and Exchange Commission filed a civil action on the same date against the Company’s then Chief Executive Officer. The Company was not named in either action and to date has not been implicated in the case.

On September 2, 2014, the Company was notified by a letter from counsel representing ICD Capital LLC and certain individual investors (collectively the “Investors”) who purchased securities from the Company pursuant to a private placement in June, 2013 of their intent to commence a legal action against the Company and certain of its officers and directors.  The letter alleges a series of improper actions by the Company and its directors and officers which led the Investors to invest and which are alleged to constitute common law and federal securities law violations.  Upon the receipt of adequate funding, of which there can be no assurance, the Company intends to respond to the letter, as well as any lawsuit which may be filed and served.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing Reference

31.01	Certification of Chief Restructuring Officer Pursuant to Rule 13a-14.	Filed herewith.

32.01	Chief Restructuring Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

CODESMART HOLDINGS, INC.

Dated: October 15, 2014	/s/ Diego E. Roca
By: Diego E. Roca
Title: Chief Restructuring Officer

