Form 10-Q/A
period 2014-06-30
CODESMART HOLDINGS, INC.
filed 2014-10-15
CIK 1543098

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

 EXPLANATION NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A of CodeSmart Holdings, Inc. (the “Company”) for the three months ended June 30, 2014 is being filed to include Items 3 and Item 4 in Part I and Items 1A, Item 2, Item 3, Item 4 and Item 5 in Part II, which was omitted from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014 which was filed with the Securities and Exchange Commission (“SEC”) on October 15, 2014 (the “Form 10-Q”).

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

As of June 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Restructuring Officer in connection with the review of our financial statements as of June 30, 2014.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create certain positions to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and except for below, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation. On August 1, 2014 and September 17, 2014 Mr. Ira Shapiro and Ms. Sharon Franey resigned from all their positions of the Company, including their positions as its Chief Executive Officer and Chief Operating Officer, respectively.

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

